Form 10-K
period 1997-12-31
MIDWAY AIRLINES CORP
filed 1998-03-31
CIK 946323

                                    FORM 10-K
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

     [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934



        For the fiscal year ended                      December 31, 1997



   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934




    For the transition period from __________________  to___________________

    Commission file number:  000-23447

                      MIDWAY AIRLINES CORPORATION

         (Exact name of registrant as specified in its charter)

               DELAWARE                                   36-3915637
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


                       300 WEST MORGAN STREET, SUITE 1200
                          DURHAM, NORTH CAROLINA 27701
                    (Address of principal executive offices)
                                   (Zip Code)

                                   919-956-4800
                (Registrant's telephone number, including area code)

   Securities registered pursuant
   to Section 12(b) of the Act:

         None                                             None

(Title of Class)                                (Names of exchange on
                                                  which registered)



Securities registered pursuant to
Section 12(g) of the Act:                       Common stock, par value $0.01
                                                   (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ____X___   No ________

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates as of March 20, 1998: $90.7 million

As of March 20, 1998 there were 8,558,695 shares of Common Stock, $.01 par value, of the registrant outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for registrant's Annual Meeting of Shareholders to be held on May 19, 1998 are incorporated by reference in Part III.

                          MIDWAY AIRLINES CORPORATION

                                   FORM 10-K
                      For the year ended December 31, 1997

                               TABLE OF CONTENTS

   PART I                                                     Page No.

   Item 1.  Business

   Item 2.  Properties

   Item 3.  Legal Proceedings

   Item 4.  Submission of Matters to a Vote of
            Security Holders

   PART II

   Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters

   Item 6.  Selected Financial Data

   Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

   Item 8.  Financial Statements and Supplementary Data

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   PART III

   Item 10. Directors and Executive Officers of the
            Registrant

   Item 11. Executive Compensation

   Item 12. Security Ownership of Certain Beneficial
            Owners and Management

   Item 13. Certain Relationships and Related
            Transactions

   PART IV

   Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K

   SIGNATURES

   SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS

   EXHIBIT INDEX

PART I

Item 1. Business

Background

      Midway Airlines Corporation ("Midway" or the "Company") was incorporated under the laws of the State of Delaware in 1983 as Jet Express Inc. and renamed Midway Airlines Corporation in November 1993 in connection with its commencement of jet operations. The Company is an all-jet aircraft operator serving 14 destinations in eight eastern states and Mexico from its hub at Raleigh-Durham International Airport ("RDU") in North Carolina, where it currently carries more passengers and operates more flights than any other airline. The Company focuses its operations to attract and retain business travelers by providing frequent non-stop service from RDU to major business destinations, maintaining a high level of service and offering American Airlines, Inc. ("American") AAdvantage(R) frequent flyer miles. The Company currently operates the youngest all-jet fleet in the United States with 12 98-seat Fokker F-100s, one 148-seat Airbus A320, and three Canadair Regional Jets ("CRJs"). The first two CRJs were added to the fleet in December 1997 and scheduled operations began in January 1998. The third CRJ was delivered and started operations in March 1998. The fourth CRJ was delivered in March 1998 and will be put into service in April 1998. To further serve its market niche, the Company has firm orders for six additional CRJs to be delivered during 1998, with options to acquire up to 20 additional CRJs over a two-year period with delivery dates beginning in 1999. The Company anticipates that the CRJs will expand the Company's capacity as measured by departing seats by about 40%, and will be utilized to serve existing Midway destinations with greater frequency and to enter new routes, providing Midway's customers more non-stop jet destinations.

      In March 1995, the Company moved its base of operations from Chicago to RDU following American's reduction in service in the Raleigh-Durham market. RDU offers modern facilities with room for the Company to grow. The Company subleases or has options to sublease 18 of the 26 gates at the newer of RDU's two terminals, Terminal C. The remaining eight gates in Terminal C are used by American and Corporate Airlines, Midway's code sharing commuter partner. Substantially all of the gates at RDU's other terminal are occupied.

      The Company maintains a significant relationship with American. Part of this relationship includes contractual arrangements with American that allow Midway to offer AAdvantage(R) miles to, and accept AAirpass(R) tickets and American first class upgrades from, its passengers. Midway also contracts with American for important services, including reservations, maintenance, ground handling, fueling and yield management. Midway believes the relationship benefits American as well, by building customer loyalty through the use of AAdvantage(R) miles by Midway customers, by providing sublease revenues to help offset American's lease payments at RDU and by providing revenue through Midway's use of various American services.

      In February 1997, the Company completed a recapitalization (the "Recapitalization"), resulting in a change in ownership and management. The Recapitalization resulted in an approximate $12 million reduction in annual expenses, including a decrease in aircraft rent expense, a decrease in facility rentals, a decrease in the cost of certain services and a reduction in net interest expense. In addition to the Recapitalization, the Company discontinued flying certain unprofitable long-haul routes. Since the Recapitalization, the Company has experienced a significant improvement in operating performance and financial condition. The Company believes that its improved results are attributable to the benefits realized from the Recapitalization, route restructuring, improved yield management, increased passenger demand and a generally strong economic environment.

      In December 1997, the Company completed an initial public offering by registering and selling 4,830,000 shares of common stock at $15.50 per share. Of the shares sold, 2,130,680 were sold by selling shareholders. The remaining 2,699,320 shares were sold by the Company. Proceeds to the Company, net of underwriters discount and offering expenses, were $37.7 million.

Operating Strategy

The principal elements of the Company's operating strategy are:

o Attract High-Yielding Local Business Travelers. Based on available 1997 data, the Company's yields are higher than the yields of many other jet operators. To attract high-yielding passengers, the Company has designed its operations to serve the needs of business travelers flying to and from Raleigh-Durham. The Company has developed strong relationships with major corporations located in the Raleigh-Durham area, and offers these business travelers frequent non-stop jet service, as well as an attractive, high quality in-flight product and AAdvantage(R) frequent flyer miles. The Company believes this focus on the needs of business travelers has produced a loyal customer base and a higher percentage of business travelers than other carriers.

o Maintain High Quality Operations. Because the Company's business customers require consistent, dependable performance, Midway is committed to meeting the highest operational standards. The Company's full year 1997 completion factor (percent of scheduled flights actually operated) and on-time performance rate (flights arriving within 15 minutes of schedule) of 99.0% and 83.4%, respectively, are higher than those of the major carriers. The Company achieved these performance measures by operating the youngest all jet fleet in the United States, with an average age of 3.1 years as of December 31, 1997, by maintaining a spare aircraft during much of 1997 to ensure a high completion factor and through its commitment to high quality maintenance, including the use of vendors such as American, affiliates of Rolls-Royce plc ("Rolls-Royce") and a subsidiary of Canadian Airlines Corporation.

o Provide Quality Customer Service. The Company seeks to generate a high degree of loyalty and customer preference by providing high quality in-flight amenities and customer service. The Company emphasizes customer service from reservation to destination and offers tangible amenities such as greater leg room, leather seating (on all aircraft except the Company's single A320), gourmet coffee, quality snacks and a quiet, modern all-jet fleet.

o Continue to Reduce Operating Costs. Because of its focus on business travelers and premium service, its small aircraft and its relatively short average stage length, the Company operates with yields and a cost per available seat mile that are higher than industry averages. The Company is committed to maintaining a competitive cost structure and has identified a number of cost reduction opportunities. In addition to the cost savings resulting from the Recapitalization, the Company has entered into new maintenance contracts, reduced dependence on third-party vendors for flight reservation call handling, reduced the cost of credit card processing and reduced certain insurance costs. The Company is also implementing an automated voice-response flight information system. Although the introduction of regional jet aircraft will shorten average stage length, the Company believes it should result in additional cost benefits, including greater economies of scale and more efficient utilization of facilities and personnel.

 Growth Strategy

     The Company believes that RDU is relatively under-served with respect to non-stop flights. To address this need and to better serve its core business customers, the Company ordered ten 50-seat CRJs. The first two CRJs were added to the fleet in December 1997 and began scheduled operations in January 1998. The third CRJ was delivered and started scheduled operations in March 1998. The fourth CRJ was delivered in March 1998 and will be put into service in April 1998. The six additional CRJs are to be delivered during the remainder of 1998. The Company has options to acquire up to 20 additional CRJs over a two-year period with delivery dates beginning in 1999.

The principal elements of the Company's growth strategy are:

o Increase Frequencies to Current Markets. The Company's market share and route profitability are greatest on routes where it offers the same or better frequency and timing of flights compared to its competitors. The Company's core customers are business travelers who generally pay higher fares and select an airline primarily based on convenience of schedule. Introduction of the new CRJs should enable the Company to increase frequency and offer more convenient scheduling to current markets, without necessarily increasing overall capacity in these markets. With the delivery of the new CRJs, the Company has increased frequency to Philadelphia, Boston, and Orlando.

o Increase Number of Markets Served. The Company has identified up to 20 new market opportunities that it believes can support service primarily on an "origination and destination" (i.e., local passenger) basis. The Company intends to begin service from RDU to the five to ten most attractive of these markets with the future delivery of the CRJs. In addition, the Company believes that existing demand on a number of routes currently served with 19-seat turboprop aircraft by Midway's code sharing commuter partner, Corporate Airlines, can support 50-seat CRJ service. The Company believes that most customers have a strong preference for jet service, and will often pay a premium or choose a connecting flight to avoid flying on turboprop aircraft. The Company anticipates attracting these customers with the introduction of the CRJs. One of the new CRJs was utilized to initiate service to Jacksonville, Florida, formerly served by Corporate Airlines.

Raleigh-Durham Market

     The Company believes that it is well positioned to benefit from the rapidly expanding Raleigh-Durham area. Raleigh-Durham's metropolitan population is approximately 1.1 million, and is home to three major universities, the state capital and Research Triangle Park, a 6,850-acre business center with more than 130 high technology and other research-oriented companies, employing over 37,000 people. In 1996, the median household effective buying income in the Raleigh-Durham metropolitan area was 8.4% higher than the national average. In the first six months of 1997, the unemployment rate was 2.3%, compared with 5.2% nationwide, the fourth lowest among standard metropolitan statistical areas in the nation.

      The Company currently carries more passengers and operates more flights at RDU than any other airline. Air travel at RDU has grown by an average of 9% per year from 1991 to 1997, compared to 5% for the United States as a whole. In fact, the RDU market is 32% larger than when American had its hub at RDU. Although 11 other jet aircraft operators currently serve RDU, these carriers (other than US Airways, Inc. to New York's LaGuardia Airport and Washington, D.C.'s National Airport) provide non-stop flights only between RDU and their respective hubs. The Company believes that the area's growing business community offers opportunities for expansion at RDU with regional jets. RDU offers modern facilities with room for the Company to grow. The Company subleases or has options to sublease 18 of the 26 gates at the newer of RDU's two terminals, Terminal C. Substantially all of the gates at RDU's other terminal are currently occupied.

 Services

 Routes and Schedule

      The Company currently provides non-stop service from RDU to the following 14 cities: Atlanta, Georgia; Boston, Massachusetts; Cancun, Mexico; Ft. Lauderdale, Florida; Hartford, Connecticut; Jacksonville, Florida; Newark, New Jersey; New York, New York; Orlando, Florida; Philadelphia, Pennsylvania; Stewart/Newburgh, New York; Tampa, Florida; Washington, D.C.; and West Palm Beach, Florida. The Company believes that business travelers select an airline primarily based on convenience of schedule, with a strong preference for frequent, non-stop service. Midway believes that three flights per day is the minimum service pattern necessary to successfully serve its core business customers, and therefore currently offers between three and five flights per day in all but two of its markets. The introduction of the CRJs will allow the Company to increase frequency in several markets without necessarily increasing overall capacity in these markets.

 High Quality Customer Service

 The Company has consistently promoted, and been recognized by its customers for quality customer service that distinguishes Midway from other airlines. Midway believes it has attained its superior level of customer service through the efforts of its professional and personable employees and the provision of amenities such as greater leg room, leather seating (on all aircraft except the Company's single A320), gourmet coffee, quality snacks and a quiet, modern all-jet fleet. Although the Company is not required to report on-time statistics and baggage delivery performance, it consistently ranks high relative to the nation's ten largest airlines that do report these statistics to the DOT. For example, for the 12 months ended December 31, 1997, using DOT statistics and statistics compiled from its own reports, Midway's on-time performance and baggage delivery performance exceeded that of all major carriers.


 Maintenance and Support

     The Company is dedicated to providing the highest level of maintenance quality and reliability. The Company's emphasis on high quality maintenance is evidenced by its experienced maintenance management (an average of more than 20 years' experience), extensive and recurrent mechanic training and selection of high quality maintenance providers. The Company performs all low level checks (below "C" Check) and non-routine maintenance at RDU or at its maintenance facility in Orlando, Florida. Major inspections and overhauls of the airframes and engines are conducted by contract vendors whose work and procedures are closely monitored by Midway maintenance management personnel. The contract vendors currently engaged by the Company to perform major inspections of the airframe and to perform engine overhauls include American, Rolls-Royce and a subsidiary of Canadian Airlines Corporation.


 Sales and Marketing

 Pricing and Yield Management

      The Company's strategy is designed to result in premium yields. The Company believes its efforts to identify favorable markets and provide premium non-stop service enables it to generate a high degree of loyalty among its passengers and to attract a large percentage of business travelers on its flights. Pursuant to an agreement with American, the Company began implementing a version of American's yield management system in 1996, and it became fully operational in February 1997. The system is one of the most advanced yield management systems worldwide, and has enabled Midway to significantly enhance its ability to maximize revenues. Midway's license to use the system and to obtain system related services from American personnel currently extends through August 2001, and may be extended thereafter at market terms or may be perpetually licensed by Midway for a fixed price.

 Distribution

      Midway sells approximately 70% of its tickets through travel agents, a level that the Company believes is comparable to the percentage of travel agency sales made by many other airlines. Travel agents receive commissions from airlines based on the price of the tickets they sell. In 1995, many airlines began limiting or capping the amount of commissions they would pay to agents for certain higher priced tickets and in September 1997, several major carriers lowered their base commission rate from 10% to 8%. At the time Midway elected not to lower its base commission rate to 8%, but to further study its base commission rate and its impact on sales growth. In March 1998, following analysis, the Company elected to lower its base commission rate to 8% with no cap.

      Midway also pays additional commissions, referred to as "overrides", to selected travel agencies in connection with special revenue programs. The Company believes these override programs result in incremental revenue to the Company. Midway also offers these travel agencies significant opportunities to participate in the development of specific corporate strategies and procedures, through their attendance at quarterly forums with the Company's senior executives. Special services developed through these and other programs include Midway's full-time staffing of the "Carolina Desk" within its sales department to answer questions or otherwise attend to the needs of these important customers. The Company believes that the combination of higher available commissions, the development of relationships between these travel agents and senior management and the devotion of resources to meet the needs of these agencies has resulted in strong support of Midway by travel agencies.

 Corporate Relationships

      The Company believes that it receives a substantial share of travel from the local Raleigh-Durham business community on the routes that it serves. The Company believes that this success is in part a result of its significant efforts to meet the demands of its core business customers, its established relationships with many local, national and international corporations in the Raleigh-Durham area and the support it receives as the "hometown" airline. Discounts are offered to a limited number of corporations in exchange for a premium share of their travel. Employees of some of these corporations may also be offered discounts for leisure weekend travel on flights that would otherwise operate with empty seats. This program, called "Midway Weekend Madness", has helped build loyalty in the Raleigh-Durham market and is an important incentive for corporations to do more business with Midway. Midway sales agents visit customers on a regular basis to solicit their input and to answer questions. Each sales manager is supported by a help desk staffed full time by employees trained to meet these customers' needs.

 American Relationship

 The Company maintains a significant relationship with American. Part of this relationship includes contractual arrangements with American that allow Midway to offer AAdvantage(R) miles to, and accept AAirpass(R) tickets and American first class upgrades from, its passengers. Midway also contracts with American for important services, including reservations, maintenance, ground handling, fueling and yield management. Midway believes the relationship benefits American as well, by building customer loyalty through the use of AAdvantage(R) miles by Midway customers, by providing sublease revenues to help offset American's lease payments at RDU and by providing revenue through Midway's use of various American services.

 Frequent Flyer Program

      Midway has been a partner in American's AAdvantage(R) frequent flyer program since March 1995. Upon its arrival at RDU, Midway's participation in this program quickly facilitated its access to a large and loyal group of AAdvantage(R) members in the Raleigh-Durham area and along the East Coast. For payment of a per-mile fee, the Company is able to offer its passengers the ability to obtain award mileage on every current flight, and AAdvantage(R) award certificates can be redeemed for travel on Midway, American, or other AAdvantage(R) partners. Midway's contract with American, which extends through April 30, 2001, gives the Company the ability to offer AAdvantage(R) miles on several additional routes, though the Company may add new routes in the near future without having the ability to offer AAdvantage(R) miles. The ability to offer AAdvantage(R) miles on additional routes and the extension of the term of the agreement are the subject of ongoing discussions between the Company and American. The Company believes its participation in the AAdvantage(R) program gives it access to a flexible and extremely powerful marketing tool. However, due to the potential limitations of the agreement (including the number of additional markets and the term of the agreement), the Company may in the future choose to develop its own frequent flyer program.

 Marketing

      The Company markets its services through listings in computer reservations systems and the Official Airline Guide; through advertising and promotions in newspapers, magazines, billboards, radio and television; and through direct contact with travel agencies, corporate travel departments, wholesalers and consolidators. The Company maintains a nationwide toll-free telephone number for use by passengers to make reservations and purchase tickets and has sales representatives assigned to all regions where Midway operates. The service mark "Feel Like Flying Again" was adopted in 1995 when the Company began RDU operations to communicate a level of service that is reminiscent of flying when airlines generally provided higher quality service than is perceived today.

Employees and Labor Relations

         As of December 31, 1997, the Company had the number of full time equivalent employees in the categories listed below:

             Flight Operations                                183
             Inflight                                         137
             Passenger Services                               226
             Maintenance                                       59
             Reservations & Marketing                         111
             Accounting & Finance                              18
             Administrative                                    45
                                                              ---
             Total                                            779
                                                              ===


     The Railway Labor Act ("RLA") governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. The RLA contains detailed procedures which must be exhausted before a lawful work stoppage can occur.

     Of the Company's employees, only the pilots are represented by a labor union. In a February 1998 representation election the Association of Flight Attendants, AFL-CIO ("AFA") failed to obtain the votes necessary to represent Midway's Flight Attendants. AFA has filed a motion with the National Mediation Board ("NMB") alleging carrier interference with the election. The Company filed its response on March 30, 1998. In March 1998, the Company was notified that the NMB had received an application filed on behalf of the International Association of Machinists and Aerospace Workers, AFL-CIO to use the services of the Board for purposes of holding a representation election among the Company's fleet service (ramp) employees. The NMB has not yet determined whether or not to authorize an election.

     The Company believes its management and employees have a good relationship. Management, including the Company's President and Chief Executive Officer, meet with pilots, flight attendants, customer service agents and other employees on a routine basis to discuss Company objectives as well as more specific labor related issues such as scheduling, compensation and work rules. Management believes it has addressed pilot and other employee concerns in a timely and responsive manner.

 Government Regulation

 General

     The Company is subject to the jurisdiction of and regulation by the Department of Transportation ("DOT"), the Federal Aviation Administration ("FAA") and certain other governmental agencies. The DOT principally regulates economic issues affecting air service such as air carrier certification and fitness, insurance, authorization of proposed scheduled and charter operations, consumer protection and competitive practices. In 1993, the Company was granted a Certificate of Public Convenience and Necessity pursuant to Section 401 of the Federal Aviation Act authorizing it to engage in air transportation. The DOT has authority to investigate and institute proceedings to enforce its economic regulations and may in certain circumstances assess civil penalties, revoke operating authority and seek criminal sanctions.

      The FAA primarily regulates flight operations, in particular matters affecting air safety, such as airworthiness requirements for aircraft, and pilot and flight attendant certification. The FAA requires each carrier to obtain an operating certificate and operations specifications authorizing the carrier to operate to specific airports using specified equipment. All of the Company's aircraft must have and maintain certificates of airworthiness issued by the FAA. The Company holds an FAA air carrier operating certificate under
 Part 121 of the Federal Aviation Regulations. The FAA has the authority to modify, suspend temporarily or revoke permanently the authority of the Company or its licensed personnel, after notice and a hearing, for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures. In September 1997, the Civil Aviation Security Division of the FAA conducted an investigation of the Company's compliance with certain regulations requiring the Company to verify the accuracy of background information provided by its employees who have access to secure airport areas. This investigation will likely result in the finding of violations of these regulations. The Company revised its background check procedures during the course of the FAA's investigation and then obtained and verified the necessary background information of those employees who had been identified by the FAA as having insufficient background check documentation. While the Company is unable to determine whether the FAA will pursue an assessment as a result of the findings of this investigation, the Company believes that such an assessment would not have a material effect on the Company.

      The FAA also has authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and engines, fire retardant and smoke detection devices, increased security precautions, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future.

      The Company is regulated by the Environmental Protection Agency and state and local agencies with respect to the protection of the environment and to the discharge of materials into the environment. At its aircraft line maintenance facilities, the Company uses materials that are regulated as hazardous under federal and state law. The Company maintains programs to protect the safety of its employees who use these materials and to manage and dispose of any waste generated by the use of these materials, and believes that it is in substantial compliance with all applicable laws and regulations.

      In addition, the Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company's aircraft, passengers and cargo to ensure the Company's compliance with U.S. immigration, customs and import laws.

      The Company is also subject to other federal and state laws and regulations relating to protection of the environment, radio communications, labor relations, equal employment opportunity and other matters.

 Safety

      The Company has never had an accident, and is dedicated to ensuring its customers' safety. The FAA monitors the Company's compliance with maintenance, flight operations and safety regulations, maintains representatives on-site and performs frequent spot inspections, and the Company believes it has a strong and open relationship with its regional FAA office. The Company believes it is in compliance with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension or revocation of any of the Company's DOT or FAA authorizations or certificates could have a material adverse effect upon the Company.

 Slots

      The FAA's regulations currently limit the availability of, and permit the buying, selling, trading and leasing of, certain airline slots at Chicago's O'Hare, New York's LaGuardia and Kennedy International and Washington, D.C.'s National airports. A slot is an authorization to take off or land at the designated airport within a specified time window. Midway uses ten slots at New York's LaGuardia Airport, three of which are owned and seven of which are leased from a third party airline. Midway uses eight slots at Washington, D.C.'s National Airport, two of which are owned and six of which are leased from a different third party airline. Although the Company's slot lease at National Airport in Washington D.C. is currently scheduled to expire in October 1998 and its slot lease at LaGuardia Airport in New York is currently scheduled to expire in April 2000, the Company believes it will be able to renew these leases on terms that will be acceptable to the Company.

      The FAA's slot regulations require the use of each slot at least 80% of the time, measured on a bimonthly basis. Failure to meet this utilization threshold without a waiver from the FAA, which is granted only under exceptional circumstances, subjects the slot to recall by the FAA. In addition, the slot regulations provide that slots may be withdrawn by the FAA at any time without compensation to the carrier holding or operating the slot to meet the DOT's operational needs, such as providing slots for international carriers or essential air transportation.

 Foreign Ownership

      Pursuant to law and the regulation of the DOT, the Company must be effectively controlled by United States citizens. In this regard, the Company's President and at least two-thirds of the Company's Board of Directors must be United States citizens and not more than 25% of the Company's voting stock may be owned by foreign nationals (although subject to DOT approval the percent of foreign economic ownership may be as high as 49%).

 Fuel

      The cost of fuel is a significant operating expense, constituting 13.4% of operating costs in 1996 and 12.6% in 1997. Jet fuel costs have been subject to wide fluctuations as a result of sudden disruptions in supply. Because of the effect of such events on price and availability of oil, the cost and future availability of jet fuel cannot be predicted with any degree of certainty.

      The Company's fuel requirements are met by approximately 11 different suppliers. The Company contracts with these suppliers as fuel is needed, and the terms vary as to price and quantity. The Company has not entered into any agreement that fixes the price of fuel over any period of time.

 Competition

      The Company competes with other air carriers on many of its routes. Many of the Company's competitors have elaborate route structures that transport passengers to hub airports for transfer to many destinations, including those served by Midway. Although 11 other jet aircraft operators currently serve RDU, these carriers (other than US Airways, Inc. to New York's LaGuardia Airport and Washington, D.C.'s National Airport) provide non-stop flights only between RDU and their respective hubs. In some markets, Midway also competes against ground transportation providers.

 Insurance

      In the opinion of management, the Company maintains insurance policies of types customary in the industry and in amounts management believes are adequate to meet DOT requirements and to protect the Company and its property against material loss. The policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverage for loss or damage to its flight equipment, and worker's compensation insurance. There can be no assurance, however, that the amount of insurance carried by the Company will be sufficient to protect it from material loss.

Item 2. Properties

Flight Equipment

      Midway operates a fleet of 12 Fokker F-100s, one Airbus A320, and four Canadair CRJs, with an average age of 3.0 years. The F-100s are configured with eight first class seats and 90 coach seats, the A320 is configured with ten first class seats and 138 coach seats, and the CRJs are configured with 50 coach seats. All of the aircraft meet Stage 3 noise requirements imposed by federal law. With the delivery of the ten new CRJs, the average age of Midway's fleet is expected to decrease to 2.8 years at December 31, 1998. The Company believes that its young all-jet fleet gives it a significant advantage in attracting and retaining business travelers and improves its reliability statistics.

                         Owned     Leased      Total
                         -----     ------      -----
      A320s                -          1          1
      CRJs                 4          -          4
      F100s                -         12         12

      The Company has firm orders for seven additional newly manufactured CRJ-200ER Canadair Regional Jet aircraft to be delivered during 1998. The purchase agreement also provides Midway with options to acquire up to 20 additional CRJ-200ER aircraft over a two-year period with delivery dates beginning in 1999. Pursuant to an agreement with GE Aircraft Engines, a division of General Electric International, Inc., the Company has agreed to purchase two CF34-3B1 spare engines to support the operation of the ten CRJ-200ER aircraft. This agreement also provides for the purchase of an additional spare engine for each five additional CRJ-200ER aircraft that Midway acquires.

      Following the delivery of the CRJs, the mix of Midway's fleet between 98-seat F-100s and 50-seat CRJs should allow the Company to meet expected passenger volumes while maintaining a competitive cost structure, and should enhance the Company's ability to more efficiently match its aircraft to its route network requirements. The relative uniformity of the fleet should also minimize training and maintenance costs. The terms of the Company's F-100 leases also provide the Company with significant fleet flexibility.

      The Company's 12 F-100 leases expire in groups of four during the following date ranges: October 1998-May 1999, October 2003-January 2004, and January 2013. The Company is currently in extension negotiations with the lessor regarding the four leases expiring during the October 1998-May 1999 timeframe. Each F-100 lessor has the right to terminate its lease on six months' prior notice beginning September 15, 1998, provided that no lease can be terminated if it would result in a fourth termination of any F-100 lease in any 12-month period, including scheduled terminations. This staggered schedule of lease expirations combined with the Company's options to acquire up to 20 additional CRJs will give the Company the ability to continually evaluate and change the size and composition of its fleet over time as necessary to take advantage of changing market conditions. To support its operation of F-100 aircraft the Company recently agreed to purchase a refurbished Rolls Royce Tay 650-15 Engine for delivery prior to

 August 1, 1998 and is expecting to take delivery of a new lease financed, spare Rolls Royce Tay 650-15 Engine in early April 1998.

     The Company's lease of its one Airbus A320 is scheduled to terminate in June 1999. The Company does not plan to renew the lease.

     Pursuant to a March 1995 purchase agreement, Midway is obligated to purchase four Airbus A320 aircraft with deliveries in 2005 and 2006. The Airbus purchase agreement also gives Midway an option to purchase up to four additional Airbus A320 or A319 aircraft with delivery dates in 2007. To support the operation of the four A320 aircraft, the Company also agreed to purchase one IAE V2527-A5 spare engine scheduled for delivery in November 2005 from International Aero Engines AG ("IAE"). The IAE engine purchase agreement gives Midway an option to purchase one additional spare engine for delivery in November 2006. The purchase of the A320s and the associated spare engine may not fit with the Company's current strategy. The Company is looking at several alternatives with respect to the A320s, including restructuring its agreement with Airbus or selling its positions.

 Facilities

      Of the 26 gates at the newer of RDU's two terminals, Terminal C, the Company currently subleases 12 gates through February 2013 and has options expiring in August 1999 to sublease through February 2013 six additional gates. The Company also subleases certain hangar facilities in Orlando, Florida where light maintenance and aircraft cleaning are performed. This sublease expires at the end of April 1998, but an extension is now being negotiated with the lessor. The Company's corporate headquarters and reservations facility are located in Durham, where it subleases approximately 30,000 square feet of space. The Durham facility sublease expires on July 31, 1998. The Company has two, one-year extension options available on this space. The Company believes it can find suitable replacement headquarters and reservation center space if needed.

      In two of the cities Midway serves, the Company leases a gate at the airport directly from the airport. For the remaining cities, Midway obtains the use of gates as part of third party ground handling contracts.


Item 3.  Legal Proceedings

      The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.


Item 4.  Submission of Matters to a Vote of  Security Holders

      During the fiscal quarter ended December 31, 1997, certain actions were taken by written consent of the security holders of the Corporation prior to and in connection with the Company's initial public offering, including the adoption of amended and restated articles of incorporation and by-laws, the subdivision of shares and an authorization allowing the Corporation's President or its Board of Directors to adopt certain profit sharing and stock option plans.



PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

      The Company's common stock is traded on The Nasdaq Stock Market sm under the symbol "MDWY". Trading began in December 1997 upon the completion of Midway's initial public offering of common stock, and the stock has ranged in price as follows:

                           High             Low
                           ----             ---

4th Quarter 1997           $17.50           $14.00
1st Quarter 1998*          $22.125          $15.25


*through March 20, 1998

As of March 20, 1998, there were 8,558,695 shares outstanding and approximately 4,520 shareholders of record.

      The Company has not paid cash dividends since its formation and does not anticipate that cash dividends will be paid in the foreseeable future, since the Company intends to retain any future earnings to finance the expansion and continuing development of its business. In addition, certain of the Company's debt instruments prohibit the payment of dividends to insiders until such debt has been repaid. The declaration and payment in the future of any cash dividends will be at the election of the Company's Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, future loan covenants, general economic conditions and other pertinent factors.

Sales of Securities Other Than Sales of Equity Securities Pursuant to
Regulation S

On February 11, 1997 the Company was recapitalized via the issuance of:

         2,509,697 shares(1) of senior convertible preferred stock to James H. Goodnight, Ph.D. and 1,218,995 shares to John P. Sall in exchange for a $15 million cash investment. These shares were converted to common stock on a one-for-one basis prior to the initial public offering.

         1,740,056 shares(1) of common stock to the Zell/Chilmark Fund L.P. in exchange for a $7 million cash investment.

         390,625 shares(1) of common stock, in the aggregate, to debis AirFinance B.V. and Wings Aircraft Finance, Inc. in exchange for certain concessions.

         A warrant for the purchase of 390,625 shares(1) of common stock to AMR Corporation, in exchange for certain concessions. This warrant is exercisable at any time at a price of $0.01 per share.

         Options to acquire 1,005,245 shares(1) of common stock to certain members of management. These options are exercisable at a price of $4.02 per share, and vest over periods ranging from February 1997 to February 2002.

         $15.3 million in notes to AMR Corporation, debis AirFinance B.V. and Damlier-Benz Aerospace, A.G. See footnote 3 to the 1997 audited financial statements for long-term debt outstanding.

(1) Note: All share amounts have been adjusted to reflect the November 1997 share subdivision.

The above securities were exempt from registration under Section 4(2) of the Securities Act of 1933 because they were issued in a transaction not involving a public offering of securities.

At the December 1997 Initial Public Offering:
         2,699,320 shares of common stock were sold by the company at an initial price of $15.50 per share
         Options to acquire 335,345 shares(1) of common stock were issued to all active non-executive employees. These options are exercisable at a price of $15.50 per share, and vest in increments of 20% annually over five years.

The Initial Public Offering of Common Stock and Use of Proceeds

       The Company completed its initial public offering of common stock in December 1997. The effective date of the registration statement was December 4, 1997, and the Securities and Exchange Commission file number was 333-37375. The offering was underwritten by Morgan Stanley Dean Witter and The
Robinson-Humphrey Company.

      4,830,000 shares were registered and sold at $15.50 per share. Of the shares sold, 2,130,680 shares were sold by selling shareholders. The remaining 2,699,320 shares were sold by the Company for gross proceeds of $41.8 million. Expenses incurred by the Company in connection with the offering, including underwriting commissions, legal and accounting fees and other expenses amounted to $4.1 million, resulting in net proceeds to the company of $37.7 million. Of the fees paid, approximately $275,000 was paid to the law firm of Fulbright & Jaworski as counsel to the Company. Howard Wolf, a senior partner of Fulbright & Jaworski, is a member of the Company's Board of directors. The Company believes all fees paid to Fulbright & Jaworski were customary and reasonable.

Through December 31, 1997, the net proceeds from the offering were used as follows:

1. $2.8 million as security for the Treasury Lock commitment (see note 2 to the financial statements) and

2.    $34.9 million was invested in marketable securities pending use in 1998.

      Future uses of the proceeds include down payments or lease deposits related to the acquisition and financing of the CRJs, the acquisition of related CRJ spare parts and engines, and $7 million to secure the Company's performance of its obligations under a credit card processing agreement, among other uses.

Item 6.   Selected Financial Data

      The following selected financial data are derived from the financial statements of the Company. The operating data for the five months ended December 31, 1994 and the years ended December 31, 1995, 1996, and 1997 have been derived from audited financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this document.


                                                               Five months
                                                                  ended                             Year ended
                                                               December 31,                         December 31,
                                                                    1994              1995              1996                1997
                                                                ----------         ----------        ----------         ----------
                                                                          (dollars in thousands except per share amounts)
Statement of Operations Data:
Operating revenues:
      Passenger                                                   $ 14,662          $ 118,568         $ 173,541          $ 179,000
      Other                                                        $ 1,213            $ 4,034           $ 6,493            $ 7,275
                                                                ----------         ----------        ----------         ----------
           Total operating revenues                               $ 15,875          $ 122,602         $ 180,034          $ 186,275
Operating expenses:
      Wages, salaries and related costs                              3,659             19,874            24,619             25,757
      Aircraft fuel                                                  3,514             16,782            27,300             21,499
      Aircraft and engine rentals                                    5,328             30,889            34,113             30,495
      Commissions                                                    1,205              9,382            13,728             13,978
      Maintenance, materials and repairs                             1,383             13,551            17,930             15,760
      Depreciation and amortization                                    334              2,056             1,346              1,999
      Other operating expenses                                       9,308             55,693            67,314             60,920
      Restructuring (1)                                              4,900              6,004                 -                  -
      Impairment of long-lived assets (2)                                -                  -            16,941                  -
      Recapitalization (3)                                               -                  -                 -                750
                                                                ----------         ----------        ----------         ----------
           Total operating expenses                                 29,631            154,231           203,291            171,158
                                                                ----------         ----------        ----------         ----------
Operating income (loss)                                            (13,756)           (31,629)          (23,257)            15,117
Interest income (expense)                                              (29)              (413)           (1,841)               114
Other income (expense)                                                 (29)              (222)              834                  -

Income (loss) before income taxes and
   extraordinary gain                                              (13,814)           (32,264)          (24,264)            15,231
Income tax expense                                                       -                  -                 -              6,306
Income (loss) before extraordinary gain                            (13,814)           (32,264)          (24,264)             8,925
Extraordinary gain (4)                                                   -                  -                 -             15,969
                                                                ----------         ----------        ----------         ----------
Net income (loss)                                                  (13,814)           (32,264)          (24,264)            24,894
Preferred dividends                                                   (600)            (1,440)                -                  -
                                                                ----------         ----------        ----------         ----------
Net income (loss) available for
      common stockholders                                          (14,414)           (33,704)          (24,264)            24,894
                                                                ==========         ==========        ==========         ==========
Per Share Amounts (5):
      Basic earnings per share:
           Income before extraordinary gain                                                                                 $ 1.47
           Extraordinary gain                                                                                                 2.64
           Net income                                                                                                       $ 4.11

      Weighted average shares used in computing basic
          earnings per share                                                                                             6,059,051

      Diluted earnings per share:
           Income before extraordinary gain                                                                                 $ 1.24
           Extraordinary gain                                                                                                 2.22
           Net income                                                                                                       $ 3.46

      Weighted average shares used in computing diluted
            earnings per share                                                                                           7,193,794

Other Financial Data:
EBITDA (6)                                                        $ (8,450)         $ (23,485)         $ (3,525)          $ 18,533
EBITDAR (6)                                                         (3,122)             7,404            30,588             49,028
Cash flows provided by (used in ):
      Operating activities                                         (14,323)              (805)            5,784              8,765
      Investing activities                                            (354)            (6,876)           (2,614)           (25,219)
      Financing activities                                          12,427              3,571             4,836             60,158



                                                                                                      Year ended
                                                                                                      December 31,
                                                                                        1995              1996               1997
Selected Operating Statistics (7):

Available seat miles (000s)                                                          1,387,921         1,758,560          1,387,864
Revenue passenger miles (000s)                                                         692,681           998,959            875,752
Load factor                                                                               49.9%             56.8%              63.1%
Break-even load factor (8)                                                                60.8%             59.1%              57.6%
Yield (cents)                                                                             17.1              17.4               20.4
Cost per available seat mile (9) (cents)                                                  10.7              10.6               12.3
Aircraft (average during period)                                                          11.0              13.7               13.0

                                                                                            As of December 31,
                                                                      1994               1995              1996              1,997
                                                                    --------        ----------        ----------         ----------
Balance Sheet Data:
Cash, cash equivalents, restricted cash and
      short-term investments                                        $ 6,909            $ 2,799          $ 12,805           $ 58,071
Working capital                                                      (2,745)           (39,790)          (40,871)            22,153
Equipment and property, net                                           1,861              9,258             6,669             46,574
Total assets                                                         35,982             58,312            40,686            142,112
Long-term debt and capital lease obligations (net of current
       maturities)                                                    2,018              7,307            11,704             39,187
Stockholders' equity                                                 16,586            (17,058)          (39,242)            49,813


(1) The Company recorded restructuring charges for the five months ended December 31, 1994 of $4.9 million, related to the Company's decision to move from Chicago to RDU and in 1995 of $6.0 million related to the return of four A320 aircraft and other related one-time charges.

(2) The Company recorded an impairment loss of $16.9 million from certain long-lived assets, primarily intangible assets, that were determined by Company management to be impaired in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

(3) The Company recorded a one-time charge of $0.75 million in 1997 related to the Recapitalization.

(4) Extraordinary gain includes one-time gains recognized in connection with the Recapitalization. See Note 13 to Audited Financial Statements for the year ended December 31, 1997.

(5) Since the Company was recapitalized in February 1997 and all prior capital stock was cancelled at that time, per share amounts prior to 1997 are not meaningful and thus are not presented.

(6) EBITDA represents income before income taxes, dividends and extraordinary item plus interest expense (net of capitalized interest), depreciation, amortization, restructuring expense, impairment of long-lived assets and recapitalization expense. EBITDAR represents income before income taxes, dividends and extraordinary item plus interest expense (net of capitalized interest), depreciation, amortization, restructuring expense, impairment of long-lived assets, recapitalization expense and aircraft and engine rentals. EBITDA and EBITDAR are presented because each is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA and EBITDAR should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(7) For definitions of the airline operating terms used in this table, see "Glossary" below.

(8) "Break-even load factor" represents total operating expenses minus other operating revenues plus non-operating income/(expenses), excluding restructuring, impairment of long-lived assets and recapitalization expenses divided by the product of available seat miles and yield. Had restructuring, impairment of long-lived assets and recapitalization expenses been included for the years ended December 31, 1995, 1996, and 1997, the break-even load factor would have been 63.3%, 64.6% and 57.8%, respectively.

(9) "Cost per available seat mile" represents total operating expenses plus non-operating expenses/(income), excluding restructuring, impairment of long-lived assets and recapitalization expenses, divided by available seat miles. Had restructuring, impairment of long-lived assets and recapitalization expenses been included for the years ended December 31, 1995, 1996, and 1997, cost per available seat mile would have been 11.1 cents, 11.6 cents, and 12.3 cents, respectively.

Glossary

      Certain of the terms included in this document have the meanings indicated below:

Aircraft (average during period)  The average number of aircraft owned or leased during the period.
Aircraft utilization              The average number of block hours operated
                                  in scheduled service per day per aircraft for
                                  the total fleet of aircraft.
Available seat miles (ASMs)       The number of seats available for scheduled
                                  passengers multiplied
                                  by the number of miles those seats were flown.
Average fare                      The average fare paid by a revenue passenger.
Average seats per departure       The average number of available seats per
                                  departing aircraft.
Average stage length              The average number of miles flown per flight.
Block hour                        The total time an aircraft is in motion from
                                  brake release to brake application at the
                                  destination
Break-even load factor            The load factor at which scheduled passenger
                                  revenues would have been equal to operating
                                  plus non-operating expenses/(income)
                                  (holding yield constant).
Cost per available seat mile      Operating expenses plus non-operating
  (CASM)                          expenses/(income) divided by ASMs.
Departure                         A scheduled aircraft flight
Fuel price per gallon             The average price per gallon of jet fuel for
                                  the fleet (including fueling charges).
Load factor                       RPMs divided by ASMs.
Onboard passengers                The number of revenue passengers carried.
Revenue passenger miles (RPMs)    The number of miles flown by revenue
                                  passengers.
Revenue per available seat mile
   (RASM)                         Total operating revenues divided by ASMs.
Yield                             The average passenger fare paid for each
                                  mile a scheduled revenue passenger is
                                  carried.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company began commercial operations in November 1993, operating from its base at Chicago's Midway Airport. Operations there were unprofitable, and following American's announcement of its intention to reduce service from its hub at Raleigh-Durham International Airport ("RDU"), Midway relocated its entire operations from Midway Airport to RDU in March 1995. Midway entered into agreements with American to sublease certain of American's gates and to participate in the AAdvantage(R) program. At the time of the move, management committed to expanding Midway's fleet through the addition of five Airbus A320s and four Fokker F100s, to a total of five A320s and 12 F100s. A combination of factors, including inadequate capital resources, the increased fleet capacity, the lack of marketing presence and unusually bad weather, resulted in significant losses during 1995 and 1996. Following unsuccessful efforts to renegotiate lease terms, one of the Company's lessors required the return of four A320s during the first four months of 1996. This reduced the Company's fleet to a level of 12 F100s and one A320 which level was maintained until late 1997 when the first two CRJs of the ten ordered for delivery by December 1998 were received. Initial operations with the CRJs began in January 1998. The third CRJ was delivered and began revenue service in March 1998. Seven additional CRJs are to be delivered during 1998.

      In February 1997, the Company completed the Recapitalization, resulting in a change in ownership and management. The Recapitalization resulted in reductions of approximately $12 million in annual expenses, including a decrease in aircraft rental expense, a decrease in facility rentals, a decrease in the cost of certain services and a reduction in net interest expense. In addition to the Recapitalization, but at approximately the same time, the Company discontinued certain unprofitable flight operations. Since the Recapitalization, the Company has experienced a significant improvement in operating performance and financial condition. The Company believes that its improved results are attributable to the benefits realized from the Recapitalization, route restructuring, improved yield management, increased passenger demand and a generally strong economic environment.

      The Company's business plan is designed to result in premium yields by providing local business travelers with frequent flight schedules, superior operational performance and high quality customer service. The Company's growth strategy involves increasing the frequency of flights to markets the Company currently serves and increasing the number of markets served. To implement the strategy, the Company agreed to acquire ten new CRJs, with deliveries that began in December 1997. The Company believes its efforts to identify favorable markets and provide premium non-stop service will enable it to generate a high degree of loyalty among its passengers and to attract a larger percentage of business travelers on its flights than other carriers. Midway generally offers the same range of fares that its competitors offer, with exceptions in particular markets where Midway discounts certain categories of fares more than its competition to stimulate the market or charges a premium where passengers are willing to pay slightly higher fares because of the convenience of the Company's non-stop jet flights and its superior service. The vast majority of the Company's revenues are a function of the average fare paid by the Company's passengers and the number of such passengers.

      Because of its premium service, focus on business travelers, small aircraft and shorter average stage lengths, the Company's yields and cost per available seat mile are higher than the industry average. The Company recognizes the importance of a competitive cost structure and expects to lower unit costs through growth and the restructuring of various functions. In addition to the cost savings resulting from the Recapitalization, the Company has recently entered into new maintenance contracts, reduced dependence on third-party vendors for flight reservation call handling, reduced credit card processing fees and reduced certain insurance costs. The Company is also implementing an automated voice-response flight information system.

      Based on the current interest rate environment, the Company estimates that its fixed charges will increase by approximately $14 million to $17 million per year as a result of its debt-financed purchase or leveraged lease financing of the ten CRJs. Although the introduction of regional jet aircraft will shorten average stage length, the Company believes it should result in additional cost benefits, including greater economies of scale and more efficient utilization of facilities and personnel.


Selected Operating Data


                                                          For the year ended December 31,
                                                          -------------------------------
                                                              1996 (1)           1997
                                                              --------           ----
Available seat miles (000s)                                  1,758,560        1,387,864
Revenue passenger miles (000s)                                 998,959          875,752
Load factor                                                         56.8%            63.1%
Break-even load factor (2)                                          59.2%            57.5%
Departures                                                      29,192           26,898
Block Hours                                                     48,682           42,867
Total revenue per available
      seat mile (cents)                                             10.2             13.4
Yield (cents)                                                       17.4             20.4
Average fare                                                       $99             $108
Cost per available seat mile (2) (cents)                            10.6             12.3
Onboard passengers                                           1,742,957        1,660,140
Average seats per departure                                        104              101
Average stage length (miles)                                       571              524
Aircraft (average during period)                                    13.7             13.0
Aircraft utilization (hours per day)                                 9.8              9.0
Fuel price per gallon (cents)                                       80.6             72.1


(1) Certain 1996 amounts were reclassified to reflect reclassifications in 1997 audited financial statements
(2) excludes impairment of long-lived assets and recapitalization expenses



Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Capacity. In 1997, the company produced 1.388 billion ASMs, a reduction of 371 million or 21.1% from 1996. The reduction in ASM production was attributable to 7.9% fewer departures (to 26,898), an 8.2% shorter average stage length (to 524 miles) and 2.9% fewer seats per departure (to 101 seats). These changes resulted from the Company's cancellation of service on certain longer haul routes and the decision to return four (relatively larger) Airbus A320 aircraft to their lessors, and were made to better position the Company by concentrating on profitable operations and operations deemed to have a higher future return. This change in capacity resulted in higher costs per ASM for the majority of the Company's operating costs, as more particularly described below.

      Operating Revenues. The Company's operating revenues increased 3.5% to $186.3 million for the year ended December 31, 1997 from $180.0 million for the year ended December 31, 1996. The increase is attributable to a 9.1% increase in average fare paid to $108 from $99 offset by a 4.8% decline in the number of passengers boarded to 1.66 million from 1.743 million. Revenue per ASM increased 31.4% to 13.4 cents per ASM due to a 17.2% increase in yield (revenue per RPM) to 20.4 cents combined with a 6.3 percentage point increase in load factor to 63.1%.

     Operating Expenses. The Company's operating expenses decreased 15.8% to $171.2 million for the year ended December 31, 1997 from $203.3 million for the year ended December 31, 1996. Total expenses declined primarily due to the reduction in the scope of the Company's operations and the benefits realized through the Recapitalization, partially offset by increases in wage expense. Total operating expense per ASM increased 6.7% to 12.34 cents from 11.56 cents. Excluding the one-time charges for the Recapitalization in 1997 and for recognition of the impairment of long-lived assets in 1996 in accordance with SFAS No. 121, operating expense per ASM increased 15.9% to 12.29 cents from 10.6 cents. This increase is attributable to the spreading of the company's fixed costs over the smaller, less cost-efficient ASM base discussed above in "Capacity", as well as the cost impact of the 31.1% increase in unit revenues. The increase in revenue per ASM drives related increases in passenger and revenue-related costs, the impact of which was to raise operating expense per ASM by approximately 0.5 cents.



                                                                            Twelve Months Ended December 31,
                                                       ------------------------------------------------------------------------
                                                                    1996                                       1997
                                                       -------------------------------------------------------------------------
                                                        Percent                                    Percent
                                                          of                  Cost                   of                   Cost
                                                       Operating             per ASM              Operating              per ASM
                                                       Expenses              (cents)              Expenses               (cents)
                                                       --------              -------              --------               -------

Wages, salaries and related costs                        12.1%                1.40                  15.0%                 1.86
Aircraft fuel                                            13.4%                1.55                  12.6%                 1.55
Aircraft and engine rentals                              16.8%                1.94                  17.8%                 2.20
Commissions                                              6.8%                 0.78                  8.2%                  1.01
Maintenance, materials and repairs                       8.8%                 1.02                  9.2%                  1.14
Depreciation and amortization                            0.7%                 0.08                  1.2%                  0.14
Other operating expenses                                 33.1%                3.83                  35.6%                 4.39

Sub-Total operating expenses before
            impairment of long-lived assets
                and recapitalization charge              91.7%                10.60                 99.6%                 12.29

Impairment of long-lived assets                          8.3%                 0.96                  0.0%                  0.00
Recapitalization Charges                                 0.0%                 0.00                  0.4%                  0.05


                   Total operating expenses             100.0%                11.56                100.0%                 12.34




     Wages, salaries and related costs increased $1.2 million or 4.6% to $25.8 million for the year ended December 31, 1997 from $24.6 million for the year ended December 31, 1996. The increase is attributable to increased staffing associated with the addition of new aircraft at yearend, annual increases for all personnel and general hiring to fill specific needs within the Company throughout 1997. Included in the 1997 amounts are discretionary bonuses amounting to $1.2 million or an average of 5.4% of each employee's annual compensation. Wages, salaries and related cost per ASM increased 0.46 cents or 32.8% to 1.86 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

     Aircraft fuel expense decreased 21.2% to $21.5 million for the year ended December 31, 1997 from $27.3 million for the year ended December 31, 1996. The decrease was due to a 10.5% decrease in the average fuel price per gallon to
72.1 cents from 80.6 cents and the 11.9% reduction in block hours. Aircraft fuel expense per ASM remained stable at 1.55 cents because the fuel price reduction was offset by the smaller number of relatively more fuel efficient A320s in the fleet along with shorter stage lengths which increases fuel consumption on a unit cost basis.

     Aircraft and engine rental expense decreased 10.6% to $30.5 million for the year ended December 31, 1997 from $34.1 million for the year ended December 31, 1996. The decrease in expense is attributable to the 5.1% decrease in the average number of aircraft to 13.0 from 13.7 and the 1ower lease rates for the F100s after the Recapitalization in February 1997. Aircraft and engine rentals expense per ASM increased 13.4% to 2.20 cents from 1.94 cents. The increase in cost per ASM resulted from the 21.1% decrease in ASMs discussed above in "Capacity", partially offset by the overall decrease in lease rates.

     Commission expense increased 1.8% to $14.0 million for the year ended December 31, 1997 from $13.7 million for the year ended December 31, 1996. This was due to the 3.5% increase in operating revenues offset by a decrease of travel agency revenues as a percent of passenger revenue to 69.2% from 71.4%. Commissions expense per ASM increased 29.5% to 1.01 cents from .78 cents, primarily driven by the 31.1% increase in revenue per available seat mile to
13.4 cents from 10.2 cents.

      Maintenance, materials and repairs expense decreased 12.1% to $15.8 million for the year ended December 31, 1997 from $17.9 million in the year ended December 31, 1996. The expense decrease is largely attributable to the 11.9% reduction in block hours of aircraft operations. Maintenance, materials and repairs expense per ASM increased 11.8% to 1.14 cents from 1.02 cents due to the return of the four relatively more maintenance efficient A320s to their lessors in 1996.

      Depreciation and amortization expense increased 48.5% to $2.0 million for the year ended December 31, 1997 from $1.3 million for the year ended December 31, 1996. Depreciation and amortization expense per ASM increased 75% to 0.14 cents from 0.08 cents in the year ended December 31, 1996. During 1997, the Company increased its investment in fixed assets by $41.8 million, including the two CRJs delivered in December (which had a minimal impact on depreciation expense for the year) and the acquisition of an inventory of F100 parts.

      Other operating expense decreased 9.5% to $60.9 million for the year ended December 31, 1997 from $67.3 million for the year ended December 31, 1996. Other operating expenses consist primarily of landing fees and facility rentals, reservations, ground handling, advertising, general and administrative expense and insurance. The decrease in expense is attributable to the 7.9% decrease in departures and 4.8% decrease in passengers, as well as expenses related to unusually bad weather in the winter of 1996 and Hurricane Fran in September 1996. Other operating expense per ASM increased 14.6% to 4.39 cents from 3.83 cents. The increase in cost per ASM is the result of the items noted above and the decrease in ASMs discussed in "Capacity" above.

      In the last quarter of 1997, the Company elected to fully reserve a receivable due from a business partner. The total amount reserved was $1.6 million. The Company made certain other adjustments in the last quarter of 1997 related to book to physical inventory adjustments, changes in estimates related to the special recapitalization charges and the extrordinary gain. The net effect of the adjustments are as follows:

                                      Net Income Before         Net Income (1)
                                      Extraordinary Gain
                                     (dollars in thousands)
Book to physical inventory                $   706                 $ 424
Accounts receivable reserve                (1,551)                 (931)
Special recapitalization charges              475                   285
Extraordinary gain                                                  676
                                          --------                 -----
Total                                       ($370)                $ 454
                                          ========                 =====

(1) Marginal tax rate estimated at 40%.





Selected Operating Data


                                      For the year ended December 31,
                                      -------------------------------
                                          1995           1996 (2)
                                          ----           --------

Available seat miles (000s)             1,387,921       1,758,560
Revenue passenger miles (000s)            692,681         998,959
Load factor                                  49.9%           56.8%
Break-even load factor (1)                   60.8%           59.2%
Departures                                 24,403          29,192
Block Hours                                38,933          48,682
Total revenue per available
      seat mile (cents)                       8.8            10.2
Yield (cents)                                17.1            17.4
Average fare                           $       89    $       99
Cost per available seat mile (1) (cents)     10.7            10.6
Onboard passengers                      1,338,438       1,742,957
Average seats per departure                   108             104
Average stage length (miles)                  532             571
Aircraft (average during period)               11            13.7
Aircraft utilization (hours per day)          9.9             9.8
Fuel price per gallon (cents)                69.0            80.6

(1)   excludes impairment of long-lived assets and restructuring expenses
(2) Certain 1996 amounts were reclassified to reflect reclassifications in 1997 audited financial statements



 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Capacity. In 1996, the company produced 1.759 billion ASMs, an increase of 371 million or 26.7% from 1995. The increased ASM production was attributable to 19.6% more departures (to 29,192), a 7.3% longer average stage length (to 571 miles) offset by 3.7% fewer seats per departure (to 104 seats). These changes resulted from a 24.5% increase in average aircraft in service, the introduction of service on certain longer haul routes and the decision to return four (relatively larger) Airbus A320 aircraft to their lessors in early 1996.

     Operating Revenues. The Company's operating revenues increased 46.8% to $180.0 million for the year ended December 31, 1996 from $122.6 million for the year ended December 31, 1995. The increase is attributable to a 30.2% increase in passengers to 1.743 million from 1.338 million and an 11.2% increase in average fare paid to $99 from $89. Revenue per ASM increased 15.9% to 10.2 cents per ASM due to a 1.8% increase in yield (revenue per RPM) to 17.4 cents combined with a 6.9 percentage point increase in load factor to 56.8%.

     Operating Expenses. The Company's operating expenses increased 31.8% to $203.3 million for the year ended December 31, 1996 from $154.2 million for the year ended December 31, 1995. Total expenses increased primarily due to the increase in the scope of the Company's operations combined with the costs related to higher passenger traffic and revenues. Total operating expense per ASM increased 3.6% to 11.6 cents from 11.1 cents. Excluding the charges for the recognition of the impairment of long-lived assets in 1996 in accordance with SFAS No. 121 and the 1995 restructuring charges, operating expense per ASM decreased .9% to 10.6 cents from 10.7 cents. This decrease is attributable to the spreading of the company's fixed costs over the larger ASM base discussed above in "Capacity", offset by the cost impact of the 15.9% increase in unit revenues. The increase in revenue per ASM drives related increases in passenger and revenue-related costs, the impact of which was to raise operating expense per ASM by approximately 0.3 cents.




                                                                           Twelve Months Ended December 31,
                                                  -------------------------------------------------------------------------
                                                                   1995                                      1996
                                                   ------------------------------             -----------------------------
                                                    Percent                                    Percent
                                                      of                   Cost                  of                  Cost
                                                   Operating              per ASM             Operating             per ASM
                                                   Expenses               (cents)             Expenses              (cents)
                                                   --------               -------             --------              -------
Wages, salaries and related costs                    12.9%                  1.4                 12.1%                 1.4
Aircraft fuel                                        10.9%                  1.2                 13.4%                 1.6
Aircraft and engine rentals                          20.0%                  2.2                 16.8%                 1.9
Commissions                                          6.1%                   0.7                 6.8%                  0.8
Maintenance, materials and repairs                   8.8%                   1.0                 8.8%                  1.0
Depreciation and amortization                        1.3%                   0.2                 0.7%                  0.1
Other operating expenses                             36.1%                  4.0                 33.1%                 3.8

Sub-Total operating expenses before
            impairment of long-lived assets
                  and restructuring expense          96.1%                 10.7                 91.7%                10.6

Impairment of long-lived assets                      0.0%                   0.0                 8.3%                  1.0
Restructuring                                        3.9%                   0.4                 0.0%                  0.0

                   Total operating expenses         100.0%                 11.1                100.0%                11.6




      Wages, salaries and related costs increased 23.9% to $24.6 million for the year ended December 31, 1996 from $19.9 million for the year ended December 31, 1995. The expense increase is attributable to increased staffing associated with the addition of new routes, annual increases for line personnel and general hiring to fill specific needs within the Company throughout 1996. Wages, salaries and related costs expense per ASM remained unchanged at 1.4 cents.

      Aircraft fuel expense increased 62.7% to $27.3 million for the year ended December 31, 1996 from $16.8 million for the year ended December 31, 1995. The increase was due to a 16.8% increase in the average fuel price per gallon to
 80.6 cents from 69.0 cents and the 25.0% increase in block hours. Aircraft fuel expense per ASM increased 28.1% to 1.6 cents from 1.2 cents because of a the increase in the average fuel price per gallon and the smaller number of relatively more fuel efficient A320s in the fleet during the year ended December 31, 1995.

      Aircraft and engine rentals expense increased 10.4% to $34.1 million for the year ended December 31, 1996 from $30.9 million for the year ended December 31, 1995. The increase in expense is attributable to the increase of average number of aircraft for the year ended December 31, 1996 to 13.7 from 11.0. Aircraft and engine rentals expense per ASM decreased 13.0% to 1.9 cents from
 2.2 cents due largely to the increase in ASMs discussed above in "Capacity".

      Commissions expense increased 46.3% to $13.7 million for the year ended December 31, 1996 from $9.4 million for the year ended December 31, 1995. This was due to the 46.8% increase in operating revenues. Commissions expense per ASM increased 14.7% to 0.8 cents from 0.7 cents, primarily driven by the 15.9% increase in revenue per available seat mile to 10.2 cents from 8.8 cents.

      Maintenance, materials and repairs expense increased 32.3% to $17.9 million for the year ended December 31, 1996 from $13.6 million in the year ended December 31, 1995. The expense increase is largely attributable to the 25.0% increase in block hours of aircraft operations plus certain maintenance contract rate increases. Maintenance, materials and repairs expense per ASM remained unchanged at 1.0 cents.

      Depreciation and amortization expense decreased 34.5% to $1.3 million for the year ended December 31, 1996 from $2.1 million for the year ended December 31, 1995. Depreciation and amortization expense per ASM decreased

 46.7% to 0.1 cents from 0.2 cents in the year ended December 31, 1995. The Company was amortizing goodwill, slot costs and deferred debt costs in 1995 at a rate of $0.7 million per year, all of which were written off during 1996 as impaired assets under SFAS 121. Without the SFAS 121 adjustment, depreciation and amortization expense in 1996 would have remained substantially unchanged at $2.0 million, including $0.7 million of such amortization charges.

      Other operating expense increased 20.9% to $67.3 million for the year ended December 31, 1996 from $55.7 million for the year ended December 31, 1995. Other operating expenses consist primarily of landing fees and rentals, reservations, ground handling, advertising, general and administrative expenses and insurance. The increase in expense is attributable to the increase in departures and passengers, as well as expenses related to unusually bad weather in the winter of 1996 and Hurricane Fran in September 1996. Other operating expense per ASM decreased 4.5% to 3.8 cents from 4.0 cents. The decrease in cost per ASM is the result of the increase in ASMs discussed in "Capacity" offset somewhat by the items noted above.

      In accordance with SFAS No. 121, the Company recorded an impairment loss of $16.9 million increased cost per ASM by 1.0 cents during 1996.

      For the year ended December 31, 1995, the Company incurred a restructuring expense of $6.0 million related to the return of the four A320 aircraft and other one-time costs that increased cost per ASM by 0.4 cents for the year ended December 31, 1995.

 Seasonality and Quarterly Results of Operations

      As is common in its industry, the Company experiences seasonal factors during certain periods of the year that have combined in the past to reduce the Company's traffic, profitability and cash generation as compared to the remainder of the year. The highest levels of traffic and revenue are generally realized in the second quarter and the lowest levels of traffic and revenue are generally realized in the third quarter. Given the Company's high proportion of fixed costs, such seasonality affects the Company's profitability from quarter to quarter. Specifically, the Company experiences the lowest demand for its services in September. In addition, many of the Company's areas of operations experience adverse weather during the winter, causing a greater percentage of the Company's flights to be canceled and/or delayed than in other quarters.




                                                          1996 (1)                                         1997
                                          --------------------------------------          --------------------------------------
                                          1st Qtr   2nd Qtr   3rd Qtr    4th Qtr          1st Qtr   2nd Qtr    3rd Qtr   4th Qtr
                                          -------   -------   -------    -------          -------   -------    -------   -------
Operating revenues                        $49,441    $45,933   $39,899    $44,761         $47,853    $47,238   $43,122   $48,062
Operating income (loss) (1) (2)           ($6,876)    $1,865   ($2,853)    $1,548          $3,880     $6,443    $2,807    $2,737
Income (loss) before extraordinary gain   ($7,226)  ($15,608)  ($2,492)    $1,062          $1,341     $3,916    $1,723    $1,945
Net income (loss)                         ($7,226)  ($15,608)  ($2,492)    $1,062         $16,614     $3,916    $1,723    $2,641
ASMs (000s) (cents)                       566,384    405,335   392,951    393,890         366,944    343,933   331,190   345,797
RPMs (000s) (cents)                       316,841    230,950   213,445    237,723         221,157    219,355   212,443   222,797
Load factor                                  55.9%      57.0%     54.3%      60.4%           60.3%      63.8%     64.1%     64.4%
Break-even load factor (2)                   64.4%      55.3%     57.8%      58.9%           55.2%      54.8%     59.9%     60.6%
Yield (cents)                                15.0       19.3      18.0       18.1            20.8       20.8      19.4      20.7
RASM  (cents)                                 8.7       11.3      10.2       11.4            13.0       13.7      13.0      13.9
CASM (2) (cents)                             10.0       11.0      10.8       11.1            12.0       11.9      12.2      13.1
Aircraft (average during period)             16.0       13.3      13.0       13.0            13.0       13.0      13.0      13.0

(1) Certain 1996 amounts were reclassified to reflect reclassifications in 1997 audited financial statements
(2) excludes impairment of long-lived assets and recapitalization expenses.


 Liquidity and Capital Resources

 Liquidity

      As a result of the Recapitalization and the Initial Public Offering, the Company's financial position improved significantly from December 31, 1996 to December 31, 1997. As of December 31, 1997, the Company had cash, cash equivalents, restricted cash and short term investments of $58.1 million and working capital of $22.2 million, compared to cash, cash equivalents, restricted cash and short term investments of $12.8 million and a working capital deficit of $40.9 million as of December 31, 1996. During the year ended December 31, 1997, cash, cash equivalents, restricted cash and short-term investments increased $45.3 million, reflecting net cash provided by operating activities of $9.6 million (excluding the change in restricted cash), net cash used in investing activities of $24.5 million (excluding purchases and sales of short-term investments) and net cash provided by financing activities of $60.2 million. During 1996, cash, cash equivalents, restricted cash and short-term investments increased $8.0 million, reflecting net cash provided by operations of $5.8 million, net cash used by investing activities of $2.6 million and net cash provided by financing activities of $4.8 million.

      Cash Flows from Operations. Net cash provided by operating activities increased $3.0 million to $8.8 million for the year ended December 31, 1997 from $5.8 million for the year ended December 31, 1996. This increase is due primarily to net income in 1997 as compared to a net loss in 1996. The 1997 net income of $24.9 million was offset by a $16.0 million non-cash extraordinary gain and net use of cash of $2.9 million from a $5.0 million increase in operating assets and an $2.1 million increase in operating liabilities. The 1996 net loss of $24.3 million was primarily offset by a noncash impairment charge of $16.9 million and deferral of expense payments of $8.8 million, combined with a $5.6 million decrease in operating assets and $2.6 million decrease in operating liabilities, which provided a net cash source of $3.0 million.

      Net cash provided by operating activities increased $6.6 million to $5.8 million for the year ended 1996 from negative $.8 million in 1995. This increase was due to a smaller net loss in 1996, offset by non-cash items including a $16.9 million impairment charge and deferral of expense payments of $8.8 million, combined with a $5.6 million decrease in operating assets and $2.6 million decrease in operating liabilities, which provided a net cash source of $3.0 million. The 1995 net loss of $32.3 million was offset by non-cash deferred income of $5.8 million, combined with an $18.8 million increase in operating assets and $42.4 million increase in operating liabilities, which provided a net cash source of $23.6 million.

      Cash Flows from Investing. Net cash used in investing activities increased $22.6 million to $25.2 million for the year ended December 31, 1997 from $2.6 million for the year ended December 31, 1996. In 1997, net purchases and sales of investments accounted for a $0.8 million use of cash compared to no investment activity during the same period in 1996. Cash outflows for capital expenditures were $7.3 million in 1997, as compared to $1.7 million in 1996. In 1997, the Company began purchasing its own rotable parts in conjunction with the negotiation of new Fokker maintenance contracts. Aircraft purchase deposits were $17.1 million in 1997, compared to $0.9 million in 1996.

      Net cash used in investing activities decreased $4.3 million to $2.6 million in 1996 from $6.9 million in 1995. Capital expenditures were $1.7 million in 1996, compared to $6.9 million in 1995. The balance of cash used in investing activities in 1996 was for aircraft purchase deposits.

      Cash Flows from Financing. Net cash provided by financing activities increased $55.3 million to $60.2 million for the year ended December 31, 1997 from $4.8 million for the year ended December 31, 1996. In 1997, $22.0 million of cash was received for stock issued in the Recapitalization and $38.9 million from the Initial Public Offering, compared to no new stock issuances in the same period in 1996. Non-cash long-term debt of $34.5 million was issued in 1997, compared to cash received from issuing debt in 1996 of $8.8 million, comprised of $4.0 million in subordinated debt from the stockholders and $4.8 million from a vendor.

      Net cash provided by financing activities increased $1.2 million in 1996 to $4.8 million from $3.6 million in 1995. The Company received $4.0 million in cash from the issuance of subordinated debt in 1996, as well as receiving $4.8 from vendors. In 1995, $6.0 million of debt was issued to certain stockholders. Repayment of debt in 1996 was $4.0 million compared to $2.4 million in 1995.


      The Company has an agreement to purchase four newly manufactured Airbus A320-200 aircraft currently scheduled to begin delivery in December 2005 and ending in December 2006. The Company is required to make progress payments in amounts to be determined beginning in 2003. If Midway's future strategy does not require the use of this type of aircraft, Midway would be compelled to either restructure or sell its rights under this purchase agreement or accept delivery of the four A320 aircraft. There can be no assurance that Midway would be able to restructure or sell its rights under this purchase agreement.

 Capital Resources

      Since the February 1997 Recapitalization, the Company has been able to generate sufficient funds from operations to meet its working capital requirements and does not currently have any lines of credit. The Company believes that, taking into account the proceeds of the Initial Public Offering, the working capital available to the Company is sufficient for its present requirements and will be sufficient to meet its anticipated requirements for capital expenditures, other than issuing debt or leveraged leases for the CRJ purchases, and other cash requirements for the foreseeable future.

 Capital Expenditures

      The Company's net cash outflows for capital expenditures in 1995, 1996 and 1997 were $6.9 million, $1.7 million and $7.3 million, respectively.

      In September 1997 the Company agreed to acquire 10 Canadair CRJ aircraft between December 1997 and December 1998, and took options on 20 more aircraft which would be delivered 10 each in 1999 and 2000. Several financing alternatives have been arranged for the firm orders, including standby or long-term lease financing, short-term bridge financing, and a firm commitment for the purchase financing of the first five CRJs of which financing for the first two has been completed. The Company expects to arrange a combination of third party debt and leveraged lease financing for the five remaining CRJs, but will use the standby lease financing in the event that it cannot arrange more attractive financing from third party sources. For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million.

      The two CRJs delivered in December 1997 were initially financed with interim short-term financing. In February 1998, the Company arranged permanent financing of 80% of the purchase price for 16.5 years at 6.9% with an effective interest rate of 7.2% due to the Treasury Lock agreement entered into with Bombardier, Inc., in December 1997. The Treasury Lock transactions substantially eliminated the Company's exposure to interest rate fluctuations on long-term financing for the first five CRJ aircraft. (See Note 2 of the audited financial statements.)

      Midway expects to arrange financing for two spare CRJ engines the Company has agreed to acquire. The Company anticipates spending approximately $1 million on CRJ rotable parts during 1998. To support its operation of F-100 aircraft the Company recently agreed to purchase a refurbished Rolls Royce Tay 650-15 Engine for delivery prior to August 1, 1998 and is expecting to take delivery on or about March 30, 1998 of a new spare Rolls Royce Tay 650-15 engine which will be purchase-financed over seven years.


      The Company's fixed costs will increase significantly with the induction of the CRJs. Based on the current interest rate environment, the Company estimates that its fixed charges will increase by approximately $14 million to $17 million per year as a result of its debt-financed purchase or leveraged lease financing of the ten CRJs. However, depending upon the financing method ultimately chosen, the Company's balance sheet liabilities may or may not increase.


Other Financing

      The Company has significant lease obligations for aircraft that are classified as operating leases and therefore not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from approximately one year to fifteen years. The Company's total rent expense in 1997 and 1996 under all non-cancelable aircraft operating leases was approximately $29.1 million and $33.5 million, respectively.

      The Company's sublease of gate and operations facilities at RDU extends through 2013 with annual lease and maintenance expense of approximately $2.0 million.

Year 2000

         The Company uses a significant number of computer software programs and embedded operating systems that are essential to its operations. As a result, the Company has implemented a Year 2000 project to ensure that the Company's computer systems will function properly in the year 2000 and thereafter. The Company anticipates completing its Year 2000 project prior to there being any material impact on the operations of the Company, and believes that, with modifications to its existing software and systems and/or conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

         The Company has also initiated communications with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. The Company is coordinating efforts with these parties to minimize the extent to which its business will be vulnerable to their failure to remediate their own Year 2000 issues. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration ( "FAA") that provide essential aviation industry infrastructure. There can be no assurance that the systems of such third parties on which the Company's business relies (including those of the FAA) will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond.

1999. To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems.

         The total costs of the Company's Year 2000 project are expected to be immaterial and will be funded through cash from operations. The cost of the Company's Year 2000 project is limited by the substantial outsourcing of its systems and the relative youth of the Company and its operating systems. The costs of the Company's Year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. However, in particular due to the potential impact of third-party modification plans, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in reports to share owners. All statements which address operational performance, events or developments which are anticipated to occur in the future, including statements relating to revenue growth, cost reductions and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance.

   The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements:

The ability to generate sufficient cash flows to support capital expansion plans and general operating activities. Competitive product and pricing pressures and the ability to gain or maintain market share as a result of actions by competitors. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our earnings.
Change in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws.
Fluctuations in the cost and availability of materials, fuel and labor, including the continued availability of landing slots at New York/LaGuardia and Washington National airports.
The ability to achieve earnings forecasts, which are based on projected traffic and fares in the different markets we serve, some of which are more profitable than others. There can be no assurance that we will achieve the projected level of revenue.
Interest rate fluctuations and other capital market conditions. The ability to enter and develop new markets. The effectiveness of advertising, marketing and promotional programs.
The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.
Adverse weather conditions, which could effect the Company's ability to operate.

Item 8.   Financial Statements and Supplementary Data

                          Audited Financial Statements

                           Midway Airlines Corporation

                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                       WITH REPORT OF INDEPENDENT AUDITORS

                           Midway Airlines Corporation

                          Audited Financial Statements

                     Years ended December 31, 1997 and 1996




Report of Independent Auditors.................................................................................1

Audited Financial Statements

Balance Sheets.................................................................................................2
Statements of Operations.......................................................................................4
Statements of Stockholders' Equity (Deficit)...................................................................6
Statements of Cash Flows.......................................................................................7
Notes to Financial Statements..................................................................................8


                         Report of Independent Auditors


Board of Directors and Stockholders
Midway Airlines Corporation


We have audited the accompanying balance sheets of Midway Airlines Corporation as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. Our audits also included the related financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midway Airlines Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in fiscal year 1996 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF."

                                             /s/ ERNST & YOUNG LLP

Raleigh, North Carolina
February 10, 1998

                           Midway Airlines Corporation



                                 Balance Sheets

                             (DOLLARS IN THOUSANDS)





                                                          December 31
                                                       1997         1996
                                                   ------------------------
Assets
Current assets:
   Cash and cash equivalents                        $  54,509    $  10,805
   Restricted cash                                      2,811        2,000
   Short-term investments                                 751           -
   Accounts receivable:
     Credit cards                                       1,937        1,920
     Travel agencies                                    5,443        3,535
     Other                                                674          780
   Inventories                                          2,109          395
   Prepaids and other                                   6,723        6,230
                                                    ---------    ---------
   Total current assets                                74,957       25,665

   Equipment and property:
   Flight                                              45,214        4,223
   Other                                                5,968        5,150
   Less accumulated depreciation and amortization      (4,608)      (2,704)
                                                    ---------    ---------
   Total equipment and property, net                   46,574        6,669

   Other noncurrent assets:
   Equipment and aircraft purchase deposits            17,133        1,846
   Aircraft lease deposits and other                    3,448        6,506
                                                    ---------    ---------
   Total other noncurrent assets                       20,581        8,352



                                                    ---------    ---------
   Total assets                                     $ 142,112    $  40,686
                                                    =========    =========

                                                                              December 31
                                                                           1997      1996
                                                                      ----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) Current liabilities:
   Accounts payable                                                     $  6,777   $  6,501
   Accrued expenses                                                        4,324      6,267
   Accrued excise taxes                                                    1,421      6,624
   Accrued income taxes                                                    3,698         -
   Advance ticket sales                                                   21,859     19,151
   Other current liabilities                                               5,709      9,005
   Current maturities of long-term debt and capital lease obligations      9,016     18,988
                                                                        --------   --------
   Total current liabilities                                              52,804     66,536

   Noncurrent liabilities:
   Long-term debt and capital lease obligations                           39,187     11,704
   Other                                                                     308      1,688
                                                                        --------   --------
   Total noncurrent liabilities                                           39,495     13,392
                                                                        --------   --------
   Total liabilities                                                      92,299     79,928

   Stockholders' equity (deficit):
   Preferred stock                                                            -         11
   Common stock                                                               85        100
   Additional paid-in-capital                                             45,364     30,989
   Retained earnings (accumulated deficit) ($49.8 million of
     accumulated deficit eliminated in the quasi-reorganization as of
     June 30, 1997)                                                        4,364    (70,342)
                                                                        --------   --------
Total stockholders' equity (deficit)                                      49,813    (39,242)

                                                                        --------   --------
Total liabilities and stockholders' equity (deficit)                    $142,112   $ 40,686
                                                                        ========   ========



SEE ACCOMPANYING NOTES.

                           Midway Airlines Corporation

                            Statements of Operations
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       YEAR ENDED DECEMBER 31
                                                                                       1997               1996
                                                                               ---------------------------------------
Operating revenues:
  Passenger                                                                         $  179,000         $  173,541
  Cargo                                                                                  1,936              2,214
  Contract and other                                                                     5,339              4,279
                                                                               ---------------------------------------
  Total revenues                                                                       186,275            180,034

  Operating expenses:
  Wages, salaries and related costs                                                     25,757             24,619
  Aircraft fuel                                                                         21,499             27,300
  Aircraft and engine rentals                                                           30,495             34,113
  Commissions                                                                           13,978             13,728
  Maintenance, materials and repairs                                                    15,760             17,930
  Other rentals and landing fees                                                         9,812             12,711
  Depreciation and amortization                                                          1,999              1,346
  Other                                                                                 51,108             54,603
  Impairment of long-lived assets                                                            -             16,941
  Special recapitalization charges                                                          750                 -
                                                                               ---------------------------------------
  Total operating expenses                                                             171,158            203,291
                                                                               ---------------------------------------
  Operating income (loss)                                                               15,117             (23,257)

  Other income (expense):
  Interest income                                                                        1,783                630
  Interest expense                                                                       (1,669)            (2,471)
  Miscellaneous                                                                              -                834
                                                                               ---------------------------------------
  Total other income (expense)                                                             114              (1,007)
                                                                               ---------------------------------------
  Income (loss) before income taxes and extraordinary gain                              15,231             (24,264)

  Income tax expense                                                                      6,306                 --
                                                                                -------------------------------------------
  Income (loss) before extraordinary gain                                                 8,925              (24,264)
  Extraordinary gain                                                                     15,969                 --
                                                                                -------------------------------------------
  Net income (loss)                                                                  $   24,894          $   (24,264)
                                                                                ===========================================


SEE ACCOMPANYING NOTES.

                           Midway Airlines Corporation

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                              YEAR ENDED
                                                                                              DECEMBER 31
                                                                                                  1997
                                                                                             ------------

Basic earnings per share:
  Income before extraordinary gain                                                           $      1.47
  Extraordinary gain                                                                                2.64
                                                                                             ------------
  Net income                                                                                 $      4.11

  Weighted average shares used in computing basic earnings per share                            6,059,051
                                                                                             ============

  Diluted earnings per share:
  Income before extraordinary gain                                                           $      1.24
  Extraordinary gain                                                                                2.22
                                                                                             ------------
  Net income                                                                                 $      3.46
                                                                                             ============

  Weighted average shares used in computing diluted earnings per share                          7,193,794
                                                                                             ============



SEE ACCOMPANYING NOTES.

                           Midway Airlines Corporation

                  Statements of Stockholders' Equity (Deficit)
                             (DOLLARS IN THOUSANDS)


                                                       PREFERRED STOCK      Common Stock                     Retained
                                               --------------------------------------------   Additional     Earnings
                                                                                                Paid In    (Accumulated
                                                   SHARES      Amount     Shares      Amount    Capital      Deficit)      Total
                                                ----------------------------------------------------------------------------------
 Balance at December 31, 1995                    1,080,000     $   11   10,000,000  $    100   $ 30,949      $ (48,118)   $(17,058)
   Issuance of common stock warrants                    -          -            -         -          40             -           40
   Reversal of preferred stock dividends                -          -            -         -          -           2,040       2,040
   Net loss                                             -          -            -         -          -         (24,264)    (24,264)
                                                ----------------------------------------------------------------------------------
  Balance at December 31, 1996                   1,080,000         11   10,000,000       100     30,989        (70,342)    (39,242)
   Cancellation of prior stock in connection
     with recapitalization                      (1,080,000)       (11) (10,000,000)     (100)       111             -           -
   Issuance of preferred stock                   3,728,693         37           -         -      14,963             -       15,000
   Issuance of common stock                             -          -     2,130,682        21      8,551             -        8,572
   Issuance of common stock warrants in
     connection with debt restructuring                 -          -            -         -       1,571             -        1,571
   Contributed capital                                  -          -            -         -       1,314             -        1,314
   Reclassification of accumulated deficit
     pursuant to quasi-reorganization                   -          -            -         -     (49,812)        49,812          -
   Conversion of preferred stock                (3,728,693)       (37)   3,728,693        37         -              -           -
   Issuance of common stock in connection
     with initial public offering                       -          -     2,699,320        27     37,677             -       37,704
   Net income                                           -          -            -         -          -          24,894      24,894
                                                ----------------------------------------------------------------------------------
      Balance at December 31, 1997                      -        $ -     8,558,695    $   85     $45,364    $    4,364     $49,813
                                                ==================================================================================


SEE ACCOMPANYING NOTES.

                           Midway Airlines Corporation

                            Statements of Cash Flows
                             (DOLLARS IN THOUSANDS)





                                                                                        Year ended December 31
                                                                                       1997                 1996
                                                                              --------------------------------------------
Operating activities
Net income (loss)                                                                     $24,894          $ (24,264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Impairment of long-lived assets                                                       -              16,941
     Depreciation and amortization                                                      1,999              1,346
     Deferral of expense payments                                                          -               8,762
     Special recapitalization charges                                                     750                  -
     Extraordinary gain                                                               (15,969)                 -
     Changes in operating assets and liabilities:
       Restricted cash                                                                   (811)                 -
       Accounts receivable                                                             (1,760)             9,172
       Inventories                                                                     (1,714)               (99)
       Prepaids and other                                                                (226)            (2,331)
       Aircraft lease deposits and other                                                 (462)            (1,126)
       Accounts payable and accrued expenses                                              897             (1,089)
       Accrued excise and income taxes                                                 (1,505)             2,437
       Advance ticket sales                                                             2,708              1,131
       Other current liabilities                                                          243             (6,795)
       Other noncurrent liabilities                                                      (279)             1,699
                                                                             ----------------------------------------
Net cash provided by operating activities                                               8,765              5,784

   INVESTING ACTIVITIES
   Purchase of short-term investments                                                 (78,278)                 -
   Sale of short-term investments                                                      77,527                  -
   Purchase of equipment and property                                                  (7,335)            (1,692)
   Aircraft and equipment purchase deposits                                           (17,133)              (922)
                                                                             ----------------------------------------
   Net cash used in investing activities                                              (25,219)            (2,614)

   FINANCING ACTIVITIES
   Issuance of common and preferred stock                                              60,257                  -
   Proceeds from issuance of long-term debt                                                 -              8,795
   Repayment of long-term debt and capital lease obligations                           (1,617)            (3,959)
   Accreted interest on long-term debt                                                  1,518                  -
                                                                             ----------------------------------------
   Net cash provided by financing activities                                           60,158              4,836
                                                                             ----------------------------------------

   Increase in cash and cash equivalents                                               43,704              8,006
   Cash and cash equivalents at beginning of year                                      10,805              2,799
                                                                             ----------------------------------------
   Cash and cash equivalents at end of year                                          $ 54,509           $ 10,805
                                                                             ========================================
   SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                                   $      125           $    210
                                                                             ========================================
   Income taxes paid                                                                    2,600                 -
                                                                             ========================================

   SCHEDULE OF NON-CASH ACTIVITIES
   Issuance of debt in settlement of expenses                                              -              14,934
                                                                             ========================================




                           Midway Airlines Corporation

                          Notes to Financial Statements

                                December 31, 1997




1. BUSINESS AND BASIS OF PRESENTATION

Midway Airlines Corporation ("Midway" or the "Company"), a Delaware corporation, is an air carrier providing primarily passenger service and to a lesser extent, cargo and mail services. The Company began operations in November 1993 and flies primarily to East Coast locations from its hub at the Raleigh-Durham International Airport ("Raleigh-Durham"), with additional service to Cancun, Mexico, currently utilizing twelve Fokker F-100 aircraft, one Airbus A320 aircraft, and two Canadair Regional Jets ("CRJs"). The CRJs were added to the fleet in December 1997 with initial operations scheduled to begin in January 1998. The Company has firm orders for eight additional CRJs to be delivered during 1998, with options to acquire up to twenty additional CRJs over a two-year period with delivery dates beginning in 1999.

On February 11, 1997, the Company was recapitalized. Through the recapitalization, debt was either extinguished or restructured, all of the existing stock was canceled and new stock was issued, new terms for aircraft leases and rent reductions for facilities were negotiated, and agreements reflecting revised maintenance arrangements were implemented (NOTE 13).

On December 4, 1997, the Company completed an initial public offering of its common stock at a price of $15.50 per common share. Proceeds to the Company, net of underwriters discount and offering expenses, were $38.9 million (NOTE 5).

QUASI-REORGANIZATION

As a result of the February 11, 1997 recapitalization, debt restructurings and retention of a new chief executive officer, the Company's Board of Directors approved a corporate readjustment of the Company's accounts in the form of a quasi-reorganization which was effected on June 30, 1997.

A quasi-reorganization is an accounting procedure which results in eliminating the accumulated deficit in retained earnings. This accounting procedure is limited to a reclassification of accumulated deficit as a reduction of paid-in capital. The Company believes the quasi- reorganization was appropriate because on completion of the recapitalization, the debt restructurings, and the installation of a new chief executive officer, the Company had substantially reduced its outstanding indebtedness, had formulated revised operating plans and as a result thereof would be able to devote its resources to its continuing operations. Because assets had been stated at approximate fair values, the quasi-reorganization had no effect on recorded assets.

                           Midway Airlines Corporation

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

During 1996, as a result of ongoing operating losses, the Company evaluated the carrying value of its long-lived assets in accordance with SFAS No. 121. SFAS No. 121 requires the evaluation of recoverability based on the relationship of undiscounted cash flows to the carrying value of the long-lived assets. As a result of this analysis, the Company determined that certain long-lived assets were impaired. During 1996, the Company recorded an impairment loss of $11.1 million to write down the goodwill from a 1994 acquisition and $5.8 million related to rotable aircraft parts and certain purchase deposits. The impairment loss was determined by comparing the carrying value of the Company's long-lived assets to the Company's estimates of fair values of the assets.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. As of December 31, 1997 and 1996, approximately $2.8 million and $2 million, respectively, of cash and cash equivalents were restricted as to withdrawal; these funds serve as collateral to support letters of credit; and are classified as restricted cash in the balance sheets.

SHORT-TERM INVESTMENTS

Short-term investments consist of government securities which mature between three months and one year of the original investment date. These investments are carried at cost, which approximates market value.

                           Midway Airlines Corporation

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

CONCENTRATIONS

Midway's accounts receivable are primarily receivables from major credit card companies, travel agencies, and other air carriers related to ticket sales for passenger transportation. The Company does not believe it is subject to any significant concentration of credit risk. The Company establishes an allowance for doubtful accounts based upon factors surrounding credit risk. At December 31, 1997 and 1996, the allowance for doubtful accounts was approximately $1,673,000 and $58,000, respectively.

Amounts charged by a related party vendor accounted for approximately 15.6% and 15% of operating expenses for the years ended December 31, 1997 and 1996, respectively. This vendor provided services related primarily to maintenance, provision of passenger services and subleasing of airport facilities. The Company does not believe, however, that there is a significant risk associated with this vendor for the services provided, as alternative sources are generally available at commercially reasonable prices. Facilities are subleased from this vendor pursuant to lease agreements covering various time periods (NOTE 4).

The Company maintains certain cash balances and investments with banks which are in excess of insured limits. The Company does not believe that the risk of loss is significant.

INVENTORIES

The Company's inventories are carried at the lower of cost or market using the first-in, first-out method. Inventories, which consist primarily of fuel, consumable spare parts, materials and supplies relating to flight equipment, are expensed as used.

EQUIPMENT AND PROPERTY

Equipment and property consist primarily of CRJ aircraft, rotable spare parts for aircraft, leasehold improvements, and miscellaneous equipment used in aircraft operations. Equipment and property are depreciated to estimated residual values using the straight-line method over estimated useful lives of
16.5 years for CRJ aircraft, 5 to 25 years for flight equipment and 3 to 5 years for other equipment. Depreciation expense charged to operations was approximately $1.8 million and $1.1 million for the years ended December 31, 1997 and 1996, respectively. Equipment and property also includes office equipment under capital leases (NOTE 4).

                           Midway Airlines Corporation

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair values at December 31,1997. At December 31, 1996, debt, other liabilities and warrants were reflected at historical value. In connection with the February 11, 1997 recapitalization (NOTE 13), debt, other liabilities and warrants with an aggregate carrying value of $16.5 million were settled for approximately $1.5 million.

HEDGED LOAN OBLIGATIONS

During December 1997, the Company entered into four Treasury Lock transactions ("Treasury Locks") with Bombardier, Inc., based on a 10 year US Treasury Benchmark (the "Treasury rate"), to substantially eliminate the Company's exposure to interest rate fluctuations on long-term financing for the purchase of five CRJ aircraft to be financed during the first six months of 1998. The Treasury Lock arrangements contemplate that the Company will receive or pay upon dates certain (the intended financing date for each CRJ aircraft) an amount which is equal to the present value of the difference between the interest cost of a financing entered into at the time of entry into the Treasury Lock arrangements and the interest cost of the same financing entered into at a later date. The effect of such arrangements is that the Company essentially agreed to borrow at fixed rates over periods extending to 16.5 years. If the Treasury rate should decline, the Company will be obligated to make a payment to the counterparty at the expiring of the Treasury Lock arrangement and vice versa if rates should rise. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The Company does not anticipate nonperformance by the other party to the Treasury Lock, and no material loss would be expected should nonperformance occur.

The net cash amounts paid or received on the agreements are recorded and recognized as an adjustment of interest expense over the life of the related loans.

AIRCRAFT AND ENGINE MAINTENANCE AND REPAIRS

Routine maintenance and repair costs for aircraft are charged to expense when incurred, except for major airframe and engine maintenance. Depending on the particular maintenance contract, these latter costs are either (i) expensed on the basis of the number of hours flown or cycles incurred at contractual rates or (ii) capitalized when incurred and amortized on a straight-line basis over the period of time between overhauls.

                           Midway Airlines Corporation

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

MEDICAL SELF-INSURANCE

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company's costs associated with such benefit plan. The Company's obligation to fund this benefit plan and pay for these benefits is capped through the Company's purchase of an insurance policy from a third party insurer. The amount established as a reserve is intended to recognize the Company's estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 1997 is adequate to cover the losses and claims incurred, but these reserves are necessarily based on estimates and the amount ultimately paid may be more or less than such estimates. These estimates are based upon historical information along with certain assumptions about future events, including increases in projected medical costs.

REVENUE RECOGNITION AND ADVANCE TICKET SALES

Passenger revenues are recognized when transportation services are provided, rather than when a ticket is sold. The amount of ticket sales not yet recognized as revenue is reflected as a liability in the accompanying balance sheets as "advance ticket sales". Travel agency commissions are recognized as expense when transportation is provided and the related revenue is recognized. The amount of commissions related to advance ticket sales is included in "Prepaids and other" in the accompanying balance sheets.

FREQUENT FLYER PROGRAM

The Company participates in the American Airlines AAdvantage(R) frequent flyer program, which allows members to earn mileage credits and redeem awards at participating AAdvantage companies. Midway is billed monthly for AAdvantage miles earned by its passengers participating in the program who fly on Midway. The Company does not accrue any liability for award travel it may be required to provide because the incremental cost of redemptions have not been, and are not expected to be, material.

ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. The Company recognized advertising expense of $5.1 million and $5.7 million for the years ended December 31, 1997 and 1996, respectively.

                           Midway Airlines Corporation

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

INCOME TAXES

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding and diluted earnings per share is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method. Since the Company was recapitalized in February 1997 and all prior capital stock was canceled at that time, per share amounts prior to 1997 are not meaningful and thus are not presented.

STOCK-BASED COMPENSATION

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the provisions of APB 25, no compensation expense is recognized for stock or stock options issued at fair value.

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No . 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements using APB 25, SFAS 123 requires disclosure of the proforma effect on net income (loss) and earnings (loss) per share as if the fair value based method provided by SFAS 123 had been applied. The Company accounts for stock-based compensation arrangements using APB 25 and has adopted the proforma disclosure requirements of SFAS 123 (NOTE 6).

                           Midway Airlines Corporation

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which are both effective for fiscal years beginning after December 15, 1997. SFAS 130 addresses reporting amounts of other comprehensive income and SFAS 131 addresses reporting segment information. The Company does not believe that the adoption of these new standards will have a material impact on its financial statements.

RECLASSIFICATIONS

Certain 1996 amounts in the accompanying financial statements have been reclassified to conform to the 1997 presentation. These reclassifications had no effect on previously reported net loss or stockholders' deficit.

OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

                                          December 31
                                    1997                1996
                            -----------------------------------------
Maintenance                      $   1,992          $     289
Restructuring                           --              3,855
Landing fees                           561                321
Other                                3,156              4,540
                            -----------------------------------------
                                 $   5,709          $   9,005
                            =========================================

                           Midway Airlines Corporation

3. LONG-TERM DEBT

The Company's long-term debt consists of the following (in thousands):

                                                                                        DECEMBER 31
                                                                                   1997         1996
                                                                           ----------------------------------------
Variable rate notes payable, interest only at 30 day LIBOR plus 3%, due June
   1998; 80% refinanced in February 1998 as 6.932% secured notes payable, principal payments
   commencing August 1998, due August 2014 (a)                                   $  34,531        $       -
8% secured notes payable, principal payments
   commencing February 1998, due January 2004 (net of
   debt discount of $1,483) (b)                                                      8,796                -
8% unsecured note payable, principal payments commencing
   February 1998, due January 2004 (net of debt discount of
   $1,483) (c)                                                                       4,499                -
Miscellaneous notes payable due by December 2001 with
   interest rates varying from 5 to 15%                                                  6            1,120
7.5% secured note payable, principal payments
   commencing November 1995, due October 2003 (d)                                       -             1,173
12% unsecured subordinated notes payable, due April
   2002 (net of debt discount of $100) (e)                                              -             9,900
Unsecured note payable, noninterest bearing, due upon
   conversion or redemption of Junior preferred stock, as
   defined (f)                                                                          -               245
  10% secured note payable, due December 31, 1996 (g)                                   -             9,000
Other notes payable at various interest rates, due
   December 31, 1996 (h)                                                                -             8,746
                                                                           ----------------------------------------
                                                                                    47,832           30,184
  Less - amounts due within one year                                                 8,883           18,860
                                                                           ----------------------------------------
                                                                                  $ 38,949        $  11,324
                                                                           ========================================



                           Midway Airlines Corporation

3. LONG-TERM DEBT (CONTINUED)

a) In conjunction with the purchase of the first two CRJ aircraft in December 1997, the Company entered into interim short-term financing arrangements for $34.5 million ("interim notes"). On February 5, 1998, these interim notes were 80% refinanced with permanent financing (the "new notes") for
     16.5 years. Therefore, the noncurrent portion of the new notes is included in long-term debt on the balance sheet. The remaining 20% was paid on February 5, 1998 and is reflected in current maturities along with the current maturities of the new notes. The new notes carry a stated interest rate of 6.932%, with an effective interest rate of 7.188% due to the Treasury Lock agreement, and are collateralized by the Company's owned aircraft. (NOTE 2).

b) As a part of the recapitalization on February 11, 1997, the note payable of $9 million, plus accrued interest of $450,000 was converted into a note payable, collateralized by first and second security interests in most of the Company's assets. The note accrues interest until February 1998, when principal plus interest payments begin.

c) As a part of the recapitalization on February 11, 1997, the notes payable were restructured into long-term notes payable, accruing interest until February 1998 when principal and interest payments begin. Certain lease deposits were applied against the prior balances to reduce the principal amount from that shown at December 31, 1996.

AS A RESULT OF THE FEBRUARY 11, 1997 RECAPITALIZATION (NOTE 13), THE FOLLOWING DEBT WAS EITHER EXTINGUISHED OR RESTRUCTURED:

d) Pursuant to Midway's agreement to lease certain aircraft, the aircraft manufacturer agreed to provide financing for certain support equipment. The note payable was settled in connection with the recapitalization.

e) In May 1995, in return for $6 million cash, the Company issued subordinated notes with a face value of $6 million due in April 2002. In January and February 1996, in return for $4 million cash, the Company issued additional subordinated notes with a face value of $4 million due in March 2003. The subordinated debt was forgiven in connection with the recapitalization.

f) The Company issued a noninterest-bearing note payable to a vendor with a face amount of $500,000, which had been discounted using a rate of 11%. The note payable was settled in connection with the recapitalization.

                           Midway Airlines Corporation

3. LONG-TERM DEBT (CONTINUED)

g) Throughout 1996, a vendor advanced working capital to the Company and accepted delayed payments on certain trade payables. Those obligations were converted into short-term debt which was due on December 31, 1996. The outstanding debt was restructured in connection with the recapitalization.

h) Throughout 1996, certain aircraft lessors allowed the Company to delay payment on certain aircraft leases. These obligations were converted into short-term debt which was due on December 31, 1996. As part of the recapitalization, aircraft lease deposits of $3.4 million were offset against the outstanding debt and the remaining debt was restructured.

Certain of the Company's debt instruments prohibit the payment of dividends until such debt has been repaid.

The aggregate principal maturities at December 31, 1997, less interest to be accreted through February 1998, are as follows (in thousands):

     Year ended:
     1998                                                          $  8,883
     1999                                                             2,875
     2000                                                             3,139
     2001                                                             3,424
     2002                                                             3,731
      Thereafter                                                     25,886
                                                                   --------
                                                                     47,938
        Less:  interest to be accreted through February 28, 1998        106
                                                                   --------
        Principal balance                                          $ 47,832
                                                                   ========

Interest charged to expense was $1.7 million and $2.5 million for the years ended December 31, 1997 and 1996, respectively. Of these amounts, $1.1 million in 1997 and $19,000 in 1996 were accreted to the principal balance of the related long-term debt.

                           Midway Airlines Corporation

4. LEASES

As of December 31, 1997 and 1996, the Company leased twelve Fokker F-100 aircraft and one Airbus Industries ("Airbus") A320 aircraft under operating leases with original terms ranging from 4 to 18 years.

The Company's leases or subleases of gates at various airports, including subleases for 12 gates at Raleigh-Durham Airport ("RDU"), expire at various dates throughout 2013. The Company also leases 70% of its slots at New York's LaGuardia Airport and 75% of its slots at Washington, D.C.'s National Airport from certain airlines with terms ranging from six months to two years.

The Company leases certain furniture, machinery and equipment under capital lease agreements that expire through 2000. Amortization expense of $149,000 and $109,000 is included in depreciation and amortization expense in the statements of operations for the years ended December 31, 1997 and 1996, respectively.

Equipment and property includes the following amounts for capital leases (in thousands):

                                            DECEMBER 31
                                          1997        1996
                                        -------------------

Office equipment                        $ 669        $ 669
Less accumulated amortization            (310)        (161)
                                        -------------------
                                        $ 359        $ 508
                                        ===================

                           Midway Airlines Corporation

4. LEASES (CONTINUED)

At December 31, 1997, the future minimum lease payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

                                                        Operating
                                                   ----------------------
                                        Capital     Aircraft     Other         Total
                                       ----------------------------------------------
  Year ended:
  1998                                    $165     $  28,315     $ 3,587   $   32,067
  1999                                     165        19,675       3,163       23,003
  2000                                     105        16,800       2,154       19,059
  2001                                      -         16,800       1,818       18,618
  2002                                      -         16,625       1,818       18,443
  Thereafter                                -         97,826      18,481      116,307
                                       ----------------------------------------------
   Total minimum lease payments            435      $196,041     $31,021   $  227,497
                                                 ====================================
   Amounts representing interest           (64)
                                       ----------
                                          $371
                                       ==========


Rent expense is recorded on a straight-line basis over the term of the leases. Lease and rent expense charged to operations was approximately $36.7 million and $41.1 million for the years ended December 31, 1997 and 1996, respectively.

Under the terms of the aircraft leases, the Company made a security deposit on each aircraft, which totaled approximately $3.1 million and $6.3 million at December 31, 1997 and 1996, respectively. At February 11, 1997, as a result of the restructuring of debt, certain of the aircraft lease deposits were applied against principal amounts due to aircraft lessors. The aircraft leases also require the Company to make payments for maintenance based on block hours and/or cycles. The Company incurred expenses of $4.2 million and $4.3 million related to these payments for the years ended December 31, 1997 and 1996, respectively.

The Company currently leases 12 Fokker F-100 aircraft. Pursuant to the terms of the leases, the lessor has the right to terminate its lease on six months prior notice beginning September 15, 1998, provided that no lease can be terminated if it would result in a fourth lease termination in any 12 month period, including scheduled terminations.

                           Midway Airlines Corporation

5. STOCKHOLDERS' EQUITY (DEFICIT)

STOCK SPLIT

Prior to the Offering, the Company's Board of Directors authorized a division of common shares at the rate of 682.9108392 to one. All earnings per share, option prices, share values, and other share information have been restated to reflect the stock split.

INITIAL PUBLIC OFFERING

On December 4, 1997, the Company completed an initial public offering of 4,830,000 shares of common stock (the "Offering"). Of the 4,830,000 shares, 2,699,320 shares were sold by the Company and 2,130,680 shares were sold by certain selling shareholders. The Offering price was $15.50 per common share resulting in gross offering proceeds of $74.9 million. Proceeds to the Company, net of underwriting discounts, offering expenses and amounts to selling shareholders, were $38.9 million. Two shareholders holding all the Company's outstanding preferred stock exercised their right to convert those shares into an equivalent number of common shares.

RECAPITALIZATION

Effective with the recapitalization on February 11, 1997, the following equity structure was established:

Up to 12 million shares of $.01 par value senior convertible preferred stock with a $4.02 stated liquidation value per share were authorized, of which 3,728,693 shares were issued. Senior convertible preferred stockholders ("preferred stockholders") are entitled to dividends if any dividends are declared or paid upon the common stock. Preferred stockholders are entitled to 70% of all votes in the aggregate. Senior convertible preferred stock may be converted at any time at the election of the stockholder, on a basis of one share of senior convertible preferred stock for one share of common stock. All issued preferred shares were converted into an equal number of common shares during 1997.

Up to 25 million shares of $.01 par value common stock were authorized, of which 8,558,695 shares are issued and outstanding. Common stockholders are entitled to one vote per share of stock held. Common stockholders' rights are subordinate to those of preferred stockholders.

                           Midway Airlines Corporation

5. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Warrants were issued for the purchase of 390,625 shares of $.01 par value common stock for $0.0015 per share. The warrants were valued at $4.02 per share, or $1.57 million, and expire on February 11, 2002. The warrants may be exercised in whole or in part at any time prior to expiration.

IN CONNECTION WITH THE FEBRUARY 11, 1997 RECAPITALIZATION, ALL OF THE FOLLOWING SERIES OF STOCKHOLDERS' EQUITY INSTRUMENTS WERE CANCELED AND REPLACED WITH THE NEW EQUITY STRUCTURE (NOTE 13):

In connection with the 1994 acquisition by Zell/Chilmark, the previous shareholders were granted junior preferred stock and approximately 10% of the Company's outstanding common stock in return for their prior ownership interests. Zell/Chilmark received 480,000 shares of $.01 par value prior preferred stock, with $50 stated liquidation value and 1 million shares authorized, and approximately 90% of the Company's outstanding common stock for an investment of $25 million. At December 31, 1996, there were 1 million shares of prior preferred stock, $.01 par value, authorized and 480,000 shares issued and outstanding. The Company's common stock consisted of Class A, Class B, and Class C series, $.01 par value, common stock with 9 million, 2 million, and 25 million shares authorized, respectively. At December 31, 1996, there were 8,872,200, 0, and 1,127,800 shares of Class A, Class B, and Class C issued and outstanding, respectively.

Prior preferred stockholders were entitled to cumulative dividends, which accrued at $3 per share per year. At December 31, 1995, the Company had accrued $2,040,000 of cumulative dividends. At December 31, 1996, the Company reduced this accrual to $0 because the dividends were forgiven in connection with the recapitalization.

Junior preferred stockholders were entitled to cumulative dividends, only after the redemption of significantly all of the prior preferred stock, at a rate of $.60 per share per year. At December 31, 1996, 600,000 shares of junior preferred stock were authorized, issued and outstanding with $.01 par value and $10 stated liquidation value. The junior preferred stock was canceled in connection with the recapitalization.

Common stockholders rights were subordinate to those of preferred stockholders. The Class A, Class B and Class C common stock was canceled in connection with the recapitalization.

                           Midway Airlines Corporation

5. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

In conjunction with the subordinated debt offerings (NOTE 3), the Company issued warrants to purchase 7.5 million shares of the Company's Class C common stock at an initial exercise price of $.01 per share. These warrants were canceled in connection with the recapitalization.

The following table presents each class of the Company's issued and outstanding capital stock for the period prior to the February 1997 recapitalization:

                                                                      DECEMBER 31, 1996
                                                                     SHARES      Amount
                                                                   ------------------------
Prior preferred stock, $.01 par value, $50 stated liquidation
   value, 1,000,000 shares authorized                                 480,000   $   4,800
Junior preferred stock, $.01 par value, $10 stated liquidation
   value, 600,000 shares authorized                                   600,000       6,000
Class A common stock, $.01 par value, 9,000,000 shares
   authorized                                                       8,872,200      88,722
Class C common stock, $.01 par value, 25,000,000 shares
   authorized                                                       1,127,800      11,278


The following table presents each class of the Company's issued and outstanding capital stock as of December 31, 1997 which reflects the 1997 recapitalization and Initial Public Offering:

                                                                     DECEMBER 31, 1997
                                                                   SHARES        Amount
                                                                -------------------------
Common stock, $.01 par value, 25,000,000 shares authorized,
   8,558,695 shares issued and outstanding.                        8,558,695     $85,587
Warrants, $.01 par value, 390,625 shares authorized, issued
   and outstanding                                                   390,625       3,906


6. STOCK OPTIONS

During 1997, the Company granted stock options to acquire 1,340,590 shares of common stock to employees of the Company at prices not less than the fair value at the date of grant. The options granted have seven to ten year terms with some options vesting fifty percent immediately and twenty-five percent per year over the two years subsequent to the grant date and others vesting twenty percent per year over five years.

                           Midway Airlines Corporation

6. STOCK OPTIONS (CONTINUED)

The following table summarizes common stock options granted at $4.02 and $15.50 per share in connection with the Company's 1997 option plan:

                                                                                  Weighted
                                                                                   Average
                                         Shares                                   Exercise
                                        Available     Options                       Price
                                        for Grant   Outstanding    Exercisable    Per Share
                                       ----------------------------------------------------
Shares reserved for grant               1,562,500           -               -        $  -
   Granted during 1997                 (1,340,590)   1,340,590              -         6.89
   Became exercisable                          -            -          390,625        4.02
   Exercised                                   -            -               -           -
                                       ----------------------------------------------------
   Balance at December 31, 1997           221,910    1,340,590         390,625       $6.89
                                       ====================================================

The following summarizes information about the exercise prices of the Company's stock options outstanding at December 31, 1997:

    OPTIONS OUTSTANDING
                       Number
  Exercise         Outstanding at
   Price          December 31, 1997
-------------------------------------

$ 4.02                     1,005,245
$15.50                       335,345
                  -------------------
                            1,340,590
                  ===================

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options using the fair value method provided by that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997: risk-free interest rate of 6%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 55.1%; and expected lives of the options ranging from two to six years. The weighted average grant date fair value of options outstanding at December 31, 1997 is $5.0 million and the weighted average contractual lives of the options is 7.75 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                           Midway Airlines Corporation

6. STOCK OPTIONS (CONTINUED)

The Company's pro forma information follows:

                                                         FOR THE YEAR ENDED
                                                         DECEMBER 31, 1997
                                                        ---------------------
Net income as reported                                      $24,894,000
Pro forma net income                                         23,701,000
Basic earnings per share:
     As reported                                                 $ 4.11
     Pro forma                                                     3.91
     Diluted earnings per share:
     As reported                                                 $ 3.46
     Pro forma                                                     3.29


7. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share:

                                                                            FOR THE YEAR ENDED
                                                                            DECEMBER 31, 1997
                                                                           -------------------
Numerator:
   Net income                                                              $    24,894,000
   Numerator for basic and diluted earnings per share                           24,894,000

   Denominator:
   Denominator for basic earnings per share - weighted average shares            6,059,051
   Effect of dilutive securities:
     Employee stock options                                                        744,155
     Warrants                                                                      390,588
                                                                           -------------------
   Dilutive potential common shares                                              1,134,743
     Denominator for diluted earnings per share - adjusted weighted
       average shares and assumed conversions.                                   7,193,794
                                                                           ===================

   Basic earnings per share                                                          $4.11
   Diluted earnings per share                                                         3.46




                           Midway Airlines Corporation

8. INCOME TAXES

Differences between reported tax expense computed by applying the statutory federal income tax rate to income (loss) before income taxes and reported tax expense are as follows (in thousands):

                                                             December 31
                                                        1997                  1996
                                               -----------------------------------------
                                                  $           %        $            %
                                               -----------------------------------------
Computed tax expense                             $5,331       35.0     $(7,899)   (34.0)
State taxes, net of federal benefit                 184        1.2          -         -
Goodwill                                             64         .4
Valuation allowance for deferred tax assets         727        4.8       7,899    34.0
                                               -----------------------------------------
Reported tax expense                             $6,306       41.4     $    -        -
                                               =========================================


Income taxes are calculated in accordance with SFAS No. 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes arise from temporary differences between the income tax basis and financial reporting basis of assets and liabilities. The components of the Company's deferred tax assets at December 31, are as follows (in thousands):



                                                  1997       1996
                                              ----------------------
Deferred tax assets - noncurrent
   Operating loss carryforwards                 $17,281    $ 17,449
   Restructuring reserve                          2,016       5,701
   Other miscellaneous                            1,939         903
   Valuation allowance                          (21,236)    (24,053)
                                              ----------------------
   Net deferred tax asset                       $     -    $      -
                                              ======================

As of December 31, 1997 and 1996, the Company had approximately $51.0 million and $65.8 million, respectively, of available net operating loss carryforwards
(NOLs) to offset future taxable income of the Company. The NOLs expire by 2012 if not used. Under Section 382 of the Internal Revenue Code, as amended, the Company's ability to utilize such loss carryforwards in any one year, which were generated prior to a change in ownership may be limited or eliminated as a result of the February 11, 1997 recapitalization.

                           Midway Airlines Corporation

8. INCOME TAXES (CONTINUED)


The valuation allowance of $21.2 million and $24.1 million at December 31, 1997 and 1996, respectively, was provided because, in the Company's assessment, it is uncertain whether the net deferred tax assets will be realized due to the history of operating losses of the Company and the recent ownership changes.


9.   COMMITMENTS AND CONTINGENCIES

In 1997, the Company executed an aircraft purchase agreement with Bombardier, Inc. for the acquisition of ten newly manufactured CRJ-200ER Canadair Regional Jet ("CRJs") aircraft. Two new aircraft were delivered in December 1997 and an additional eight aircraft are scheduled to be delivered through December 1998. The purchase agreement provides Midway with options to acquire up to 20 additional CRJ aircraft over a two year period with delivery dates beginning in 1999. Pursuant to an agreement with GE Aircraft Engines, a division of General Electric International, Inc., the Company has agreed to purchase two CF34-3B1 spare engines to support the operation of the ten CRJ aircraft. This agreement also provides for the purchase of an additional spare engine for each five CRJ aircraft Midway acquires. The Company expects to arrange a combination of third party debt and leveraged lease financing for the ten CRJs. For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million. The Company also expects to arrange financing for the two spare CRJ engines the Company has agreed to acquire. Standby lease financing on terms reasonably acceptable to management have also been arranged for the CRJs to be delivered in 1998. The first two CRJs were purchased in December 1997, with permanent financing completed in February 1998 (NOTE 3).

The Company has agreed to acquire a $3.0 million spare engine for its F-100 fleet, which will be purchase-financed over seven years. The engine is scheduled to be delivered in early 1998.

In September 1997, the Civil Aviation Security Division of the Federal Aviation Administration ("FAA") conducted an investigation of the Company's compliance with certain regulations requiring the Company to verify the accuracy of background information provided by its employees who have access to secure airport areas. The Company revised its background check procedures during the course of the FAA's investigation and then obtained and verified the necessary background information of those employees who had been identified by the FAA as having insufficient background check documentation. This investigation will likely result in the finding of violations of these regulations. While the Company is unable to determine whether the FAA will pursue an assessment as a result of the findings of this investigation, or what the amount of any such assessment might be, an assessment could have a material adverse effect on the Company's results of operations.

                           Midway Airlines Corporation

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has been named as a defendant in certain pending litigation. The outcome of these matters cannot be predicted, but it is management's belief that whatever the outcome, the results will not, either individually or in the aggregate have a material adverse effect on the Company's financial position, results of operations or cash flows.

As a part of the recapitalization on February 11, 1997, management elected to effectuate the early termination of an unfavorable contract. A liability of $500,000 was recorded to cover costs associated with exiting the contract. The contract was settled for $250,000 and accordingly, the special recapitalization charges were reduced in December 1997.

In March 1995, Midway reached an agreement with Airbus for the acquisition of four firm Airbus A320 and four option A319 or A320 aircraft with deliveries beginning in 1998. Pursuant to the recapitalization, the delivery dates of these aircraft have been moved to 2005 and later. The Company is required to make deposits on the four firm aircraft in amounts to be determined beginning in 2003. The Company is considering several alternatives with respect to the A320s, including restructuring its agreement with Airbus or selling its position.

10.       BENEFIT PLANS

Effective August 1995, the Company established a savings plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible for enrollment in the Plan after six months of employment. The Company, at its discretion, may match up to 50% of employee contributions up to a maximum of $1,000 in any given calendar year. The Company made no contributions to the Plan for the years ended December 31, 1997 and 1996.

Effective January 1, 1998, the Company established a profit sharing plan (the "Plan"). All employees are eligible for enrollment in the Plan after six months of employment. The Company, at its discretion, may distribute up to 12.5% of profits above 10.1% of gross revenues in any given quarter or calendar year.

                           Midway Airlines Corporation

11.       RESTRUCTURING CHARGES

In December 1994, the Company reached a decision to relocate its main base of operations from Chicago to Raleigh-Durham. The Company began operations at Raleigh-Durham in March 1995. In conjunction with the decision to move, the Company recorded a restructuring charge of $4.9 million for estimated exit costs related to its Chicago Midway Airport headquarters. The remaining liability of $0 and $3.9 million is included in other current liabilities in the accompanying balance sheets at December 31, 1997 and 1996, respectively. This liability was settled for $1.2 million in the February 11, 1997 recapitalization, which resulted in an extraordinary gain of $2.7 million.

12.       TRANSACTIONS WITH RELATED PARTIES

In August of 1996, the then majority shareholder, Zell/Chilmark executed a guaranty and pledge agreement in favor of a credit card intermediary (the "Intermediary"). The execution of this guaranty and pledge agreement, and Zell/Chilmark's deposit of $7 million with the Intermediary, allowed the Intermediary to release $7 million of cash to Midway out of the credit card holdback account maintained by the Intermediary in connection with its processing of Midway's credit card sales. Midway executed a Subordinated Demand Note to Zell/Chilmark in the event the Intermediary exercised its rights under the guaranty and pledge agreement with respect to Zell/Chilmark's $7.0 million cash collateral. Zell/Chilmark's guaranty and pledge agreement was terminated, and Midway's note to Zell/Chilmark was canceled in connection with the recapitalization on February 11, 1997 (NOTE 13). The Zell/Chilmark guaranty was replaced by a letter of credit from the new majority owner.

Until the contact was canceled effective May 15, 1997, the Company purchased certain reservation services from a related party. The expenses incurred were approximately $850,000 and $2.1 million for the years ended December 31, 1997 and 1996, respectively.

13.   RECAPITALIZATION

On February 11, 1997, the Company was recapitalized. Through the recapitalization, debt was either extinguished or restructured; all of the existing stock was canceled and new stock was issued; new terms for aircraft leases and rent reductions for facilities were negotiated; and agreements reflecting revised maintenance arrangements were implemented. As a result of the foregoing items and other related transactions, the Company recorded an extraordinary gain of $16.0 million and recapitalization charges of $750,000 during 1997.

                           Midway Airlines Corporation

13. RECAPITALIZATION (CONTINUED)

The following transactions were recorded as a result of the recapitalization:

     1 All existing shares of capital stock were canceled. New shares of capital stock were issued (a) to James H. Goodnight, Ph.D, for consideration of $10.1 million in cash, (b) to John P. Sall for consideration of $4.9 million in cash and (c) to Zell/Chilmark for consideration of $7.0 million in cash. Additional shares of common stock and a warrant to purchase common stock with an aggregate value of $3.1 million were issued to certain key vendors. Additionally, current assets were reduced to settle various liabilities for amounts substantially less than the carrying value at February 11, 1997.

     (b) Agreements were negotiated to allow for approximately $3.4 million in aircraft lease deposits to be offset against amounts owed to the holders of those deposits. Equipment purchase deposits of $1.8 million were offset against related current liabilities.

     (c) Current debt, accrued lease expense, accrued prior restructuring costs (NOTE 11) and related accrued interest totaling approximately $6.7 million were settled for amounts substantially less than the carrying value at December 31, 1996. Additionally, $750,000 of expenses were incurred in connection with the recapitalization.

     (d) Long-term debt and related interest of approximately $10.9 million were forgiven and current maturities of approximately $14.9 million were restructured to long-term debt.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Midway Airlines Corporation:

         We have audited the accompanying balance sheets of Midway Airlines Corporation (a Delaware corporation) as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1995 and for the period from August 1, 1994 to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midway Airlines Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995, and for the period from August 1, 1994 to December 31, 1994 in conformity with generally accepted accounting principles.

         The accompanying financial statements as of December 31, 1995 and for the year then ended have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital and total stockholders' equity deficit. In addition, the Company has significant obligations which mature primarily in September and October 1996. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           Arthur Andersen LLP
                                                       /s/ Arthur Andersen LLP
Raleigh, North Carolina
June 16, 1996

                           MIDWAY AIRLINES CORPORATION

                                 BALANCE SHEETS

                                 (in thousands)







                                                                                                                December 31,
                                                                                                               1995      1994
                                                                                                               ----      ----
                                   Assets
Current assets:
Cash and cash equivalents..............................................................................        $2,799     $6,909
Accounts receivable, net...............................................................................        14,878      4,689
Other receivables......................................................................................           529      1,148
Prepayments and other..................................................................................         3,897      1,484
                                                                                                               ------     ------

           Total current assets........................................................................        22,103     14,230
                                                                                                               ------     ------

Equipment and property:
Flight.................................................................................................         7,140      1,830
Other..................................................................................................         3,518         95
                                                                                                               ------     ------
Less - Accumulated depreciation..........................................................................       1,400         64
                                                                                                               ------     ------

                                                                                                                9,258      1,861

Aircraft deposits......................................................................................         7,749      1,721
                                                                                                               ------     ------

Intangible and other assets, net.......................................................................        19,202     18,170
                                                                                                               ------     ------

                                                                                                             $58,312   $  35,982


                             Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term debt...................................................................        $1,062       $949
Accounts payable.......................................................................................        10,956        778
Accrued liabilities (Note 4)...........................................................................        31,855     10,025
Advance ticket sales...................................................................................        18,020      5,223
                                                                                                               ------     ------

           Total current liabilities...................................................................        61,893     16,975
                                                                                                               ------     ------

Long-term debt.........................................................................................         7,307      2,018
                                                                                                               ------     ------

Other noncurrent liabilities (Note 7)..................................................................           387        403
                                                                                                               ------     ------

Deferred income (Note 8)...............................................................................         5,783          0
                                                                                                               ------     ------

Commitments and contingencies (Notes 1, 6, 9, 11 and 15)
Stockholders' equity (deficit):
Prior preferred stock, $.01 par value, $50 stated liquidation value, 1,000,000 shares authorized,                   5          5
   480,000 shares issued and outstanding...............................................................
Junior preferred stock, $.01 par value, $10 stated liquidation value, 600,000 shares authorized, issued             6          6
   and outstanding.....................................................................................
Class A common stock, $.01 par value, 9,000,000 shares authorized, 8,872,200 shares issued and                     89         89
   outstanding.........................................................................................
Class C common stock, $.01 par value, 25,000,000 shares authorized, 1,127,800 shares issued and                    11         11
   outstanding.........................................................................................
Additional paid-in capital.............................................................................        30,949     30,889
Accumulated deficit....................................................................................       (48,118)   (14,414)
                                                                                                               ------     ------

           Total stockholders' equity (deficit)........................................................      (17,058)     16,586
                                                                                                               ------     ------

                                                                                                             $58,312     $35,982
                                                                                                             =======     =======




                 The accompanying notes to financial statements are an integral part of these balance sheets.

                           MIDWAY AIRLINES CORPORATION

                            STATEMENTS OF OPERATIONS

                             (dollars in thousands)



                                                                                Year ended            Five months
                                                                               December 31,             ended
                                                                                   1995               December 31,
                                                                                                         1994
Operating revenues:
   Passenger....................................................                 $118,568              $14,662
   Cargo........................................................                    1,168                   33
   Contract and other...........................................                    2,866                1,180
                                                                                 --------              -------
      Total revenues............................................                  122,602               15,875
                                                                                 --------              -------
Operating expenses:
   Wages, salaries and related costs............................                   19,874                3,659
   Aircraft fuel................................................                   16,782                3,514
   Aircraft and engine rentals..................................                   30,889                5,328
   Commissions..................................................                    9,382                1,205
   Maintenance, materials and repairs...........................                   13,551                1,383
   Other rentals and landing fees...............................                   11,924                1,760
   Depreciation and amortization................................                    2,056                  334
   Other........................................................                   43,769                7,548
   Restructuring................................................                    6,004                4,900
      Total operating expenses..................................                  154,231               29,631
                                                                                 --------              -------
Operating loss..................................................                  (31,629)             (13,756)
                                                                                 --------              -------
Interest income.................................................                      348                  101
Interest expense................................................                     (761)                (130)
Other...........................................................                     (222)                 (29)

Net loss........................................................                  (32,264)             (13,814)
Preferred stock dividends.......................................                   (1,440)                (600)
                                                                                 --------              -------
Net loss available for common stockholders......................                 $(33,704)            $(14,414)
                                                                                 --------              -------
                                                                                   $(3.37)              $(1.44)
Net loss per share..............................................

                                                                               10 million           10 million
Shares used in computing net loss per share.....................


              The accompanying notes to financial statements are an
                       integral part of these statements.

                           MIDWAY AIRLINES CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (dollars in thousands)


                          Prior Preferred  Junior Preferred      Class A Common       Class C Common
                               Stock            Stock                Stock                 Stock   Additional
                          ---------------  -----------------    -----------------     -------------  Paid-in    Accumulated
                          Shares   Amount  Shares     Amount    Shares   Amount     Shares  Amount   Capital     Deficit      Total
                          ------   ------  ------     ------    ------   ------     ------  ------   -------   ----------    ------
Balance,                   480,000      $5  600,000     $6   8,872,200    $89    1,127,800   $11    $30,889     $ _         $31,000
August 1, 1994..........
   Net loss available for        _       _        _      _           _      _            _     _      _         (14,414)    (14,414)
      common stockholders

Balance,                   480,000      $5  600,000     $6   8,872,200    $89    1,127,800   $11    $30,889     $(14,414)   $16,586
December 31, 1994.......
   Common stock warrants         _       _        _      _           _      _            _     _        60            _          60
   Net loss available for        _       _        _      _           _      _            _     _      _         (33,704)    (33,704)
      common stockholders

Balance,                   480,000      $5  600,000     $6   8,872,200    $89    1,127,800   $11    $30,949     $(48,118)  $(17,058)
December 31, 1995.......



              The accompanying notes to financial statements are an
                       integral part of these statements.

                           MIDWAY AIRLINES CORPORATION

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)



                                                                                   Year ended December 31,      Five months ended
                                                                                            1995                December 31, 1994

Cash flows from operating activities:
Net loss.......................................................................            $(32,264)                 $(13,814)
Adjustments to reconcile net loss to net cash used in
 operating activities-
      Depreciation and amortization............................................               2,056                        334
      Restructuring charge.....................................................                  _                       4,900
      Deferred income..........................................................               6,000                      _
      Amortization of deferred income..........................................                (217)                     _
      Deferred rent expense....................................................                  _                         349
      Accretion of debt discount...............................................                  42                      _
     Change in other operating assets and liabilities:
        Increase in receivables................................................              (9,569)                     (974)
        Increase in prepayments and other......................................              (2,413)                     (543)
        Increase in aircraft deposits..........................................              (5,105)                   (1,321)
        Increase in other assets...............................................              (1,752)                     (700)
        Increase (decrease) in accounts payable................................               10,178                   (1,362)
        Increase (decrease) in accrued liabilities.............................               19,658                   (1,476)
        Increase in advance ticket sales.......................................               12,796                       660
        Other, net.............................................................                (215)                     (376)
                                                                                             -------                 --------
           Net cash used in operating activities...............................                (805)                  (14,323)
                                                                                             -------                 --------
Cash flows from investing activities_Purchase of equipment and property........              (6,876)                     (354)
                                                                                             -------                 --------
Cash flows from financing activities:
   Collection of subscription receivable.......................................                _                       12,500
   Proceeds from issuance of debt..............................................               6,012                      _
   Repayment of debt...........................................................              (2,441)                      (73)
                                                                                             -------                 --------

           Net cash provided by financing activities...........................               3,571                    12,427
                                                                                             -------                 --------
Decrease in cash and cash equivalents..........................................              (4,110)                   (2,250)
Cash and cash equivalents, beginning of period.................................               6,909                     9,159
                                                                                             -------                 --------
Cash and cash equivalents, end of period.......................................              $2,799                    $6,909
                                                                                             =======                 ========



              The accompanying notes to financial statements are an
                       integral part of these statements.

                           MIDWAY AIRLINES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Basis of Presentation:

         Midway Airlines Corporation (Midway or the Company), a Delaware corporation, is an air carrier providing passenger, cargo and mail services. The Company began jet operations in November 1993. The Company services primarily East Coast locations from its hub at Raleigh-Durham International Airport (Raleigh-Durham), with additional service to Cancun, Mexico, and Las Vegas, Nevada, utilizing Fokker F-100 and Airbus A320 aircraft.

         On July 22, 1994 Zell/Chilmark Fund LP (Zell/Chilmark) acquired prior preferred stock and approximately 90% of the common stock of the Company for approximately $25 million (the Acquisition). The Acquisition was accounted for using the purchase method of accounting. This method requires that all of the assets acquired and liabilities assumed be adjusted from their historical cost basis to their fair market value as of the effective date of the acquisition, August 1, 1994. The historical cost basis of the assets acquired and liabilities assumed approximated their fair value at August 1, 1994. In connection with the acquisition, Fokker Aircraft, B.V. (Fokker) agreed to restructure the Company's outstanding debt balances in return for a cash payment of approximately $800,000 and the issuance of new debt (see Note 5). The excess of the purchase price over the fair values of the net assets acquired was approximately $11,740,000.

         The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company incurred a net loss before preferred stock dividends for the year ended December 31, 1995 and for the five months ended December 31, 1994, of $32,264,000 and $13,814,000, respectively, and as of December 31, 1995 and 1994, had an accumulated deficit of $48,118,000 and $14,414,000, respectively. In addition, the Company has deferred certain vendor payables from 1995 and incurred additional short-term financing in 1996, totaling approximately $8 million. The Company's cash and cash equivalents at December 31, 1995, and its projected 1996 operating cash flows will not be sufficient to allow the Company to satisfy these obligations which mature primarily in September and October 1996.

         Management recognizes that the Company must obtain additional funds to enable it to meet its obligations. Management's plans include the sale of additional equity securities under appropriate market conditions or other business transactions or vendor concessions which would generate sufficient funds to enable the Company to repay its obligations.

         The Company has retained investment banking counsel to advise it on the possible sale of equity securities. Management expects that this effort will result in obtaining additional capital. However, no assurance can be given that the Company will be successful in these efforts.

2. Significant Accounting Policies and Other Matters:

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.

         New Accounting Pronouncement

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets and intangible assets to be held and used and for long-lived assets and intangible assets to be disposed of. The Company will adopt the provisions of this statement in fiscal 1996. Management has not yet determined the impact of SFAS No. 121.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. At December 31, 1995 and 1994, approximately $2 million and $700,000, respectively, of cash and cash equivalents is restricted as to withdrawal for operating purposes to support letters of credit and claims remaining from the Jet Express, Inc. bankruptcy (Note 7) and is included in intangibles and other assets in the accompanying balance sheets.

         Accounts Receivable and Credit Risk

         Midway's accounts receivable are primarily receivables from major credit card companies and other airline carriers generated primarily from ticket sales for passenger transportation. The Company does not believe it is subject to any significant concentration of credit risk. The Company establishes an allowance for doubtful accounts based upon factors surrounding credit risk. At December 31, 1995 and 1994, the allowance for doubtful accounts was approximately $75,000.

         One vendor accounted for approximately 12% and 10% of operating expenses for the year ended December 31, 1995 and five months ended December 31, 1994, respectively, primarily related to maintenance, passenger services and airport facilities rentals. However, the Company does not believe there is a significant risk associated with this vendor or these services, as alternative sources are available.

         Inventories

         Consumable spare parts, materials and supplies relating to flight equipment are carried at the lower of cost or market and are expensed as used. Inventories are included in prepayments and other in the accompanying balance sheets.

         Equipment and Property

         Equipment and property consist primarily of rotable spare parts for aircraft, leasehold improvements and miscellaneous equipment used in aircraft operations. Equipment and property are depreciated to estimated residual values using the straight-line method over estimated useful lives ranging from 5 to 25 years for flight equipment and 3 to 5 years for other equipment. Depreciation expense charged to operations was approximately $1.3 million and $64,000 for the year ended December 31, 1995 and five months ended December 31, 1994, respectively.

         Aircraft and Engine Maintenance and Repairs

         The cost of routine maintenance of aircraft and engines is charged to operating expense on a per hour or per landing basis as incurred.

         Intangible and Other Assets

         Intangible and other assets consist primarily of cost in excess of net assets acquired related to the Zell/Chilmark acquisition (Note 1), landing slot rights and restricted cash. The cost in excess of net assets acquired and the landing slot rights are amortized over 25 years. Amortization expense recognized for the year ended December 31, 1995 and the five months ended December 31, 1994, was approximately $709,000 and $270,000, respectively. The Company periodically reviews the values assigned to its intangible assets to determine whether current events and circumstances warrant adjustment to the carrying values or amortization periods.

         Intangible and other assets consist of the following at December 31 (in thousands):

                                                           1995        1994

Cost in excess of net assets acquired, net............      $11,101     $11,570
Landing slot rights, net..............................        5,660       5,900
Restricted cash.......................................        2,000         700
Other.................................................          441           0
                                                            -------     -------
                                                            $19,202     $18,170
                                                            =======     =======
         Insurance

         The Company is self-insured for losses arising from medical claims arising from certain of its group medical plans. Such losses, however, are limited to a maximum amount through insurance coverage in excess of the self-insured retention. Reserves are established to recognize the estimated liability for reported claims and claims incurred but not yet reported. Management believes that the reserve for losses at December 31, 1995 and 1994, is adequate to cover the ultimate cost of losses and claims to date, but the reserve is necessarily based on estimates and the amount ultimately paid may be more or less than such estimates. These estimates are based upon historical information along with certain assumptions about future events, including increases in projected medical costs.

         Revenue Recognition and Advance Ticket Sales

         Passenger revenues are recognized when transportation services are provided, rather than when a ticket is sold. The amount of passenger sales not yet recognized as revenue is reflected in the accompanying balance sheets as advance ticket sales. Commissions are recognized as expense when transportation is provided and the related revenue is recognized. The amount of commissions paid but not yet recognized as expense is reflected in prepayments and other in the accompanying balance sheets.

         Frequent Flyer Program

         Effective March 1995, the Company began participation in the American Airlines (American) AAdvantage frequent flyer program. Under this program, members can earn mileage credits and redeem awards at participating AAdvantage companies. Midway is billed monthly for AAdvantage miles earned by its passengers participating in the program that fly on Midway and bills American for award travel flown on Midway.

         In connection with the decision to participate in the AAdvantage program, the Company decided to discontinue awarding mileage credits under its company-sponsored program. All travel under the company-sponsored program must be completed by September 1996. The Company's liability related to its program, which is included in accrued liabilities in the accompanying balance sheets, was not significant at December 31, 1995 and 1994.

         Restructuring Charges

         Restructuring charges are established based upon management's estimate of the incremental costs required to exit activities which will provide no future economic benefit to the Company. These estimates are based upon current information available to management and the amount ultimately paid may be more or less than such estimates. See Note 13.

         Cash Flow Information

         Cash paid for interest for the year ended December 31, 1995, was approximately $550,000 and $129,000 for the five months ended December 31, 1994. In 1995, the Company acquired equipment and property of approximately $1,858,000 in exchange for notes payable.

         Fair Value of Financial Instruments

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                  Cash and cash equivalents_The carrying amount reported approximates fair value.

                  Debt_The fair value of the Company's fixed rate debt was estimated using discounted cash flow analyses based on current rates for similar types of borrowing arrangements. The fair value of the Company's variable rate debt approximates its carrying value.

                  Warrants_The fair value of the warrants was estimated by the value assigned to similar warrants issued in January 1996 (Note 15).

         The carrying amounts and fair values of the Company's financial instruments at December 31, were as follows (in thousands):

                                           1995                   1994
                                   -------------------     ------------------
                                   Carrying       Fair     Carrying      Fair
                                    Amount       Value      Amount      Value
                                   --------     ------     --------    ------
Cash and cash equivalents.....       $2,799     $2,799      $6,909     $6,909
Debt..........................        8,369      8,263       2,967      2,967
Warrants......................           60         60           0          0
                                     ======     ======      ======     ======


Earnings (Loss) per Share of Common Stock

         Earnings (loss) per share of common stock are computed based on the weighted average number of shares of common stock outstanding of 10,000,000 for the year ended December 31, 1995 and for the five months ended December 31, 1994. Common stock equivalents were antidilutive for each period.

3. Other Receivables:

         At December 31, 1995, other receivables consist primarily of amounts due for cargo and mail services, expenses incurred by the Company to be reimbursed by Midway Connection and other miscellaneous receivables.

         In July 1995, the Company entered into a code-sharing agreement with an unrelated commuter airline operating under the name Midway Connection. Under the provisions of this agreement, Midway provides certain services, including reservation, scheduling and revenue accounting services to Midway Connection. Passenger fares are settled in accordance with the operating agreement.

         At December 31, 1994, the Company had recorded a receivable of approximately $702,000 due from an airport authority related to a service agreement for scheduled air transportation provided in 1994 and federal excise taxes refunded in 1995 of approximately $391,000. These amounts were collected in 1995. Revenues of $820,000 related to the airport authority service agreement have been included in contract and other revenues in the accompanying statement of operations for the five months ended December 31, 1994.

         At August 1, 1994, the Company had recorded a subscription receivable from Zell/Chilmark of $12,500,000 related to the purchase of prior preferred stock and Class A common stock. This amount was collected in October and November 1994.

4. Accrued Liabilities:

         Accrued liabilities at December 31, consist of the following (in thousands):

                                                   1995       1994
                                                  ------     ------
Compensation and benefits................         $1,734     $1,000
Taxes....................................          6,494        793
Airport and passenger services...........          3,397        333
Maintenance..............................          3,748        268
Prior preferred dividends................          2,040        600
Aircraft and facilities rentals..........          1,621        435
Restructuring (Note 13)..................          7,412      4,900
Other....................................          5,409      1,696
                                                 -------    -------
                                                 $31,855    $10,025
                                                 =======    =======

5. Long-term Debt:

         The Company's long-term debt as of December 31, consists of the following (in thousands):

                                                                                                         1995        1994
                                                                                                         ----        ----
7.5% secured note payable, principal payments commencing                                                 $1,264      $1,284
November 1995, due October 2003(a)...............................................................
12% unsecured subordinated notes payable to stockholders,                                                 5,940           0
due April 2002(b)................................................................................
Secured note payable to aircraft parts vendor, noninterest bearing, payable in monthly                      510           0
   installments of approximately $47,000, due December 1996......................................
10% secured note payable to aircraft parts vendor, due February 1996.............................           417           0
Unsecured note payable, noninterest bearing, due upon conversion or redemption of junior preferred          226         184
   stock, as defined, or 2003(c).................................................................
Variable rate secured notes payable to bank repaid in 1995(d)....................................             0       1,499
Other............................................................................................            12           0
                                                                                                          -----       -----
                                                                                                          8,369       2,967
Less_Amounts due within one year.................................................................         1,062         949
                                                                                                          -----       -----
Amount due after one year........................................................................        $7,307      $2,018
                                                                                                         ======      ======


-----
(a) Pursuant to Midway's agreement to acquire Fokker aircraft, Fokker agreed to provide financing for certain new support equipment for the aircraft. Such equipment serves as collateral for this financing. Principal and interest payments began in November 1995 and are scheduled to continue in equal monthly installments of approximately $17,800 through October 2003.

(b) In May 1995, the Company issued subordinated debt to certain of its stockholders with a face value of $6 million due in April 2002. The debt may be prepaid at any time without penalty. Each holder of $1,000 of subordinated debt received warrants for the purchase of 750 shares of Class C common stock at a defined exercise price (Note 9). In connection with the issuance of these warrants, the Company recorded a debt discount of $60,000 and a corresponding increase to additional paid-in capital.

(c) The Company issued a noninterest-bearing note payable to Fokker with a face amount of $500,000, which has been discounted using a rate of 11%. Interest accrued related to this discounting was approximately $42,000 and $8,000 for the year ended December 31, 1995 and the five months ended December 31, 1994, respectively. This note is redeemable upon the conversion of the junior preferred stock to Class C common stock, the redemption of the junior preferred stock or 2003, whichever is earliest. Interest is payable semiannually at 6% per year on the face amount of the note payable commencing on the date on which the Company accrues dividends with respect to the junior preferred stock. As of December 31, 1995 and 1994, no dividends were paid or accrued related to the junior preferred stock.

         (d) In June 1995, the notes payable to bank were repaid from proceeds of a long-term license agreement (Note 8).

         The aggregate principal maturities of debt at December 31, 1995, are as follows (in thousands):


Year ending December 31_
      1996.................................      $1,062
      1997.................................         133
      1998.................................         143
      1999.................................         154
      2000.................................         166
      Thereafter...........................       6,711
                                                 ------
                                                 $8,369
                                                 ======
6. Leases:

         As of December 31, 1995, the Company operated 12 Fokker F-100 aircraft and 5 Airbus A320 aircraft under operating leases with original terms ranging from 4 to 18 years. As of December 31, 1995, management determined that it would return 4 of the Airbus A320 aircraft in early 1996 and evaluate the future utilization of A320 aircraft in its operations (Note 13).

         At December 31, 1995, the future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1995, are (in thousands):


Year ending December 31_
      1996................................      $30,900
      1997................................       35,100
      1998................................       33,800
      1999................................       24,100
      2000................................       20,500
      Thereafter..........................      164,200
                                                -------
                                               $308,600
                                                =======

         The amounts above include aircraft, airport, office and other rentals, but exclude amounts due for the Company's previous headquarters facilities at Midway Airport which have been included in the restructuring liability (Note
13), lease payments related to the Airbus A320 aircraft to be returned (Note 13) and landing fees. Rent expense is recorded on a straight-line basis over the term of the lease. Lease and rent expense charged to operations for the year ended December 31, 1995 and five months ended December 31, 1994, was approximately $38,488,000 and $6,402,000, respectively.

         The Company is also required to make a lease deposit on each aircraft, generally equal to approximately three months' rent. Deposits related to leased aircraft totaled approximately $5,058,000 and $1,721,000 at December 31, 1995 and 1994, respectively.

         In December 1995, the Company entered into negotiations with the lessors of its Fokker F-100 aircraft and received deferrals on certain aircraft lease payments over a four-month period. These deferrals will be repaid over the shorter of 48 months or the remaining lease term beginning in April and May 1996.

7. Other Noncurrent Liabilities:

         Other noncurrent liabilities consist of bankruptcy obligations of Jet Express, Inc. (Jet Express) which operated as a commuter airline under Chapter 11 of the Federal Bankruptcy Code.

         Upon emergence from bankruptcy in November 1993, Jet Express merged with Midway Air Transportation Company to form Midway. As a result, Midway assumed certain liabilities and acquired certain operating assets of Jet Express. The bankruptcy obligations are being repaid over five years as defined by the reorganization plan. In July 1995, the bankruptcy court issued a final decree and closed the case.

8. Deferred Income:

         Deferred income consists of income from a long-term license of certain intangible assets. The licensing agreement, for which the Company received a one-time payment of $6 million in 1995, is for a fifteen-year period. Revenue is recognized ratably over the term of the license on a straight- line basis. For the year ended December 31, 1995, the Company recognized approximately $217,000 of income. A portion of the proceeds were used to repay notes payable to a bank (Note 5).

9. Stockholders' Equity:

         In connection with the acquisition by Zell/Chilmark, the previous ownership was granted junior preferred stock and approximately 10% of the Company's outstanding common stock in return for their previous ownership interests. Zell/Chilmark received prior preferred stock and approximately 90% of the Company's outstanding common stock for approximately $25 million.

         Prior preferred stockholders are entitled to cumulative dividends, which accrue at $3 per share per year. At December 31, 1995 and 1994, the Company had accrued $2,040,000 and $600,000, respectively, of cumulative dividends. No dividends may be paid on any class of stock if any dividends are in arrears on the prior preferred stock. These shares of stock do not have any voting rights and are redeemable at any time by the Company. The liquidation rights of the prior preferred stockholders are senior to any other stockholder. The liquidation value of the prior preferred stock is approximately $24 million plus any unpaid cumulative dividends.

         Junior preferred stockholders are entitled to cumulative dividends, only after the redemption of significantly all of the prior preferred stock, at a rate of $.60 per share per year. No dividends may be paid on shares of common stock if any dividends are in arrears, as defined. At December 31, 1995 and 1994, no dividends were required to be accrued. These shares of stock do not have any voting rights. The junior preferred shares may only be redeemed if the prior preferred shares have been redeemed. The junior preferred stock is mandatorily redeemable three years after the first date upon which dividends begin to accumulate. The liquidation rights of the junior preferred stockholders are second to the prior preferred stockholders. The liquidation value of the junior preferred stock is approximately $6 million plus accrued and unpaid dividends. The Company has the option to convert the junior preferred shares to Class C common shares based upon certain factors, as defined.

         Class A common stockholders are entitled to 10 votes per share of stock held. Each share of Class A common stock may be converted, at the option of the holder, to a share of Class C common stock. Holders of the Class C common stock are entitled to one vote per share of stock held. Common stockholders rights are subordinate to those of preferred stockholders.

         One million shares of $.01 par value preference stock other than the prior preferred and junior preferred have been authorized. No shares have been issued. The Company may establish voting rights, participation rights and other rights, as defined, to these shares. Additionally, 2,000,000 shares of $.01 par value Class B common stock have been authorized. No shares have been issued.

         In conjunction with the subordinated debt offering (Note 5), the Company issued warrants to purchase 4.5 million shares of the Company's Class C common stock at an initial exercise price of $.01 per share. These warrants expire April 2002. As of December 31, 1995, no warrants had been exercised.

10. Income Taxes:

         Income taxes are calculated in accordance with SFAS No. 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes arise from temporary differences between the income tax basis and financial reporting basis of assets and liabilities.

         The components of the Company's deferred tax assets at December 31, are as follows (in thousands):

                                                                             1995          1994
                                                                             ----          ----
Deferred tax assets_
 Current:
      Operating loss carryforwards..................................        $12,020        $6,871
      Restructuring reserve.........................................          3,192         1,698
      Liabilities not currently deductible for tax purposes.........          1,542           296
 Noncurrent:
      Deferred income...............................................          1,966             0
      Other.........................................................            243             0
   Valuation allowance..............................................       (18,963)       (8,865)
                                                                            -------       ------
   Net deferred tax asset...........................................             $0            $0
                                                                            =======       =======

         The valuation allowance of $18,963,000 and $8,865,000 at December 31, 1995 and 1994, respectively, was provided because, in the Company's assessment, it is uncertain whether the net deferred tax assets will be realized due to the limited operating history of the Company.

         As of December 31, 1995, the Company had approximately $35.4 million of available net operating loss carryforwards (NOLs) to offset future taxable income of the Company. The NOLs expire by 2011 if not used. Under Section 382 of the Internal Revenue Code, as amended, the Company's ability to utilize certain loss carryforwards in any one year, which were generated prior to a change in ownership, is limited. To the extent that the Company is unable to utilize any of the net operating loss, that year's annual limitation may be carried forward to increase the subsequent year's limitation. As discussed in Note 1, the Company had an ownership change during 1994. The available NOLs have been adjusted to reflect restrictions resulting from the change in ownership.

11. Commitments:

         At December 31, 1994, Midway had commitments for the delivery of two Fokker F100s during 1995. These aircraft were delivered in April and June 1995.

         In February 1995, Midway reached an agreement with Airbus Industries (Airbus), for the acquisition of four firm and four option Airbus A320 aircraft with deliveries beginning in late 1998. The total cost of the firm aircraft order is approximately $200 million. Financing will be through either a lease, bank financing or internally generated funds. The final financing decision will be made closer to the delivery date of the aircraft, based upon the Company's financial position. The option aircraft may be converted to firm orders no later than 24 months prior to delivery and may be converted to Airbus 319 aircraft at the time of conversion to firm orders.

         As of December 31, 1995, the Company had made deposits of $2,691,000 and is required to make additional deposits on the firm aircraft as follows (in thousands):


Year ending December 31_
      1996.........................          $737
      1997.........................        19,196
      1998.........................        17,265
      1999.........................         1,117
                                          -------
                                          $38,315
                                          =======

         In March 1996, the Company converted a past due deposit from December 1995 of approximately $848,000 to a short-term note payable due October 1996.

         The Company is involved in legal proceedings arising in the normal course of business. It is the opinion of management that these matters will have no significant impact on the financial position or results of operations of the Company.

12. Retirement Plan:

         Effective August 1995, the Company established a retirement plan (the
Plan) organized under Section 401(k) of the Internal Revenue Code. All employees are eligible for enrollment in the Plan after six months of employment. The Company, at its discretion, may match up to 50% of employee contributions up to a maximum of $1,000. The Company made no contributions to the Plan for the year ended December 31, 1995.

13. Restructuring Charges:

         In December 1995, the Company recorded a restructuring charge of $5.6 million, primarily related to the Company's decision to exit certain leisure markets, resulting in the termination of four of its Airbus A320 aircraft operating leases. In connection with this decision, management is evaluating whether to continue its Airbus A320 program. This $5.6 million charge is comprised of $2 million related to lease commitment fees, $1.7 million related to additional major overhaul costs due to the early return of aircraft and $1.9 million related to the write-off of certain related fixed asset and capitalized preoperating costs. The remaining liability of $3,537,000 is included in accrued liabilities in the accompanying balance sheet at December 31, 1995 (Note 4).

         In December 1994, the Company reached a decision to relocate its main base of operations from Chicago's Midway Airport to Raleigh-Durham. The Company began operations at Raleigh-Durham in March 1995. In conjunction with the decision, the Company recorded a restructuring charge of $4.9 million for estimated exit costs related to its Chicago Midway Airport headquarters. As of December 31, 1995, the Company has charged approximately $1,025,000 against the restructuring accrual. The remaining liability of $3,875,000 is included in accrued liabilities in the accompanying balance sheet at December 31, 1995 (Note
4).

14. Transactions with Related Parties:

         The Company purchases certain reservation services at market rates from a related party. Expense charged for the year ended December 31, 1995, was approximately $1.2 million and is included in other operating expenses in the accompanying statement of operations. Subsequent to year-end, the Company was granted extended terms on certain amounts due at December 31, 1995.

15. Subsequent Events:

         In January and February 1996, the majority stockholder made a $4 million loan to the Company in the form of subordinated debt due March 2003, with interest payable semi-annually at 12%. Interest payments are subordinate to the deferrals on the Fokker aircraft lease payments (Note 6). Warrants to purchase 3 million shares of the Company's Class C common stock were issued in connection with this subordinated debt issuance. These warrants have similar features as described in Note 9.

         In March 1996, Fokker Aircraft B.V. (Fokker) entered into the Netherlands equivalent of bankruptcy proceedings. Midway has received a proposal from Fokker Services Inc., an entity that ultimately may or may not be related to Fokker, to provide parts and engineering for a fee for Fokker aircraft operated by Midway. The Company's operating leases are not with any of the bankrupt entities as lessor. Management does not believe that Fokker's bankruptcy proceedings will adversely affect its operations or that any impairment has occurred related to its aircraft deposits related to its Fokker operating leases (Note 6).

         In April 1996, the Company converted approximately $3 million of outstanding payables due for certain maintenance and other services as of December 31, 1995, to a short-term note payable due September 1996 and received an additional line of credit for up to $3 million, maturing in September 1996. These notes are collateralized by substantially all of the Company's assets. Interest accrues at 10% on the note payable and the line of credit.

         In April 1996, the Company entered into short-term sublease agreements with another air carrier to provide certain flight personnel and flight management for two aircraft. The Company will receive payment based upon block hours flown.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

PART III

         The information required in this PART III (Items 10, 11, 12 and 13) is hereby incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A of the Securities and Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1)    Financial Statements:

See Item 8 for audited financial statements.

   (a)(2)    Financial Statement Schedules

        Schedule I - Valuation and Qualifying Accounts


-------------------------------------------------------------------------------------------------
                                              Schedule 1: Valuation and Qualifying Accounts
                                                         Additions
                                           Balance at    Charged to    Deductions    Balance at
                                          Beginning of    Costs and       from         End of
                                             Period       Expenses      Reserves       Period
-------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
-------------------------------------------------------------------------------------------------
Year ended December 31, 1997
-------------------------------------------------------------------------------------------------
   Allowance for doubtful accounts                 $ 58           2,254       639         $1,673
-------------------------------------------------------------------------------------------------
Year ended December 31, 1996
-------------------------------------------------------------------------------------------------
   Allowance for doubtful accounts                 $ 75             177       194         $   58
-------------------------------------------------------------------------------------------------

Other schedules have been omitted because they are inapplicable, immaterial, or not required, or the information is included in the audited financial statements or notes thereto.

   (b) Reports on Form 8-K:

      The Company filed a form 8-K on December 16, 1997, reporting that the Airline Pilots Association had been authorized and designated to represent the Company's pilots.

   (c) Exhibits:

        The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Midway Airlines Corporation
                                          Registrant

    March 31, 1998                        By /s/ STEVEN WESTBERG
                                             Steven Westberg
                                             Sr. Vice President and CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1997.

   Signature                                            Capacity


/s/ ROBERT R. FERGUSON, III                Chairman of the Board of Directors,
Robert R. Ferguson, III                    President and Chief Executive Officer
(Principal Executive Officer)


 /s/ STEVEN WESTBERG                       Senior Vice President and
Steven Westberg                            Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ W. GREYSON QUARLES                          Director
W. Greyson Quarles


/s/ GREGORY J. ROBITAILLE                       Director
Gregory J. Robitaille


/s/ HOWARD WOLF                                 Director
Howard Wolf



                                  EXHIBIT INDEX
                           MIDWAY AIRLINES CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                  Exhibit Index



No.                                                                 Description

          3.1+ Amended and Restated Certificate of Incorporation.
          3.2+ Amended and Restated By-laws.
          4.1+ Form of Common Stock Certificate.
          4.2+ See Exhibits 3.1 and 3.2 for provisions of the Amended and
               Restated Certificate of Incorporation and Amended and Restated
               By-laws of Midway defining the rights of the holders of Common
               Stock.
         4.3++ Form of Trust Indenture and Security Agreement between Midway and The First National Bank of Maryland as Indenture
               Trustee
         4.4++ Form of Promissory Note from Midway to Canadian Regional Aircraft
               Finance Transaction No. 1 Limited
         4.5+  Stockholders Agreement dated February 11, 1997
         5.1+  Opinion of Fulbright & Jaworski L.L.P.
        10.1++ See Exhibit 4.3 and 4.4 for Form of Promissory Note and Form of
               Trust Indenture and Security Agreement
        10.2   Midway Airlines Corporation 1997 Stock Option Plan and Form of
               Stock Option Agreement related thereto
        10.3*+ Aircraft Operating Lease Agreement No. AOLAF-111 dated as of
               November 11, 1993 between First Security Bank of Utah, N.A.
               ("FSBU") and Midway, with amendments attached thereto.
        10.4*+ Aircraft Operating Lease Agreement No. AOLAF-112 dated as of
               November 11, 1993 between FSBU and Midway, with amendments attached thereto.
        10.5*+ Aircraft Operating Lease Agreement No. AOLAF-113 dated as of
               November 11, 1993 between FSBU and Midway, with amendments attached thereto.
        10.6*+ Aircraft Operating Lease Agreement No. AOLAF-114 dated as of
               November 11, 1993 between FSBU and Midway, with amendments attached thereto.
        10.7*+ Aircraft Operating Lease Agreement No. AOLAF-115-A dated as of
               July 10, 1995 between Wings Aircraft Finance, Inc. ("Wings") and
               Midway, with amendments attached thereto.
        10.8*+ Aircraft Operating Lease Agreement No. AOLAF-116-A dated as of
               July 10, 1995 between Wings and Midway, with amendments attached thereto.

        10.9*+ Aircraft Operating Lease Agreement No. AOLAF-117-A dated as of
               July 10, 1995 between Wings and Midway, with amendments attached thereto.
       10.10*+ Aircraft Operating Lease Agreement No. AOLAF-118-A dated as of
               July 10, 1995 between Wings and Midway, with amendments attached thereto.
       10.11*+ Aircraft Operating Lease Agreement No. AOLAF-135 dated as of July
               20, 1995 between FSBU and Midway, with amendments attached thereto.
       10.12*+ Aircraft Operating Lease Agreement No. AOLAF-524 dated as of August 1, 1995 between FSBU and Midway, with amendments attached thereto.
       10.13*+ Aircraft Operating Lease Agreement No. AOLAF-525 dated as of
               October 15, 1995 between FSBU and Midway, with amendments
               attached thereto.
       10.14*+ Aircraft Operating Lease Agreement No. AOLAF-136 dated as of
               December 15, 1995 between FSBU and Midway, with amendments attached thereto.
       10.15*+  Aircraft Lease Agreement dated as of May 24, 1995 between Wilmington Trust Company and Midway.
       10.16*+  Airbus A-320-200 Purchase Agreement dated as of March 17, 1995 between AVSA. S.A.R.L. ("AVSA") and Midway with
                Amendment Nos. 1 through 6 thereto.
                Letter Agreement No. 2 Re: Purchase Incentives and Miscellaneous Matters, as amended
                Letter Agreement No. 3 Re: Option Aircraft, as amended
                Letter Agreement Re: Financial Matters with Amendment No. 4 thereto.
       10.17*+  Agreement of Sublease dated as of January 18, 1995 between
                American Airlines, Inc. ("AA") and Midway, with amendments attached thereto.
        10.18*+ AAdvantage(R) Participating Carrier Agreement dated as of January
                18, 1995 between AA and Midway, with amendments attached thereto.
        10.19*+ Secured Promissory Note dated February 7, 1997 from Midway to AA.
        10.20*+ February 10, 1997 Letter Agreement between American Airlines,
                Inc. and Midway with Exhibits A and C through I thereto.
       10.21*+  Agreement Relating to Repair and Overhaul of Rolls Royce Engines
                dated as of May 10, 1996 between Rolls Royce Aero Engine Services
                Limited and Midway.
       10.22*+  Purchase Agreement between Bombardier Inc. and Midway dated September 17, 1997 with Letter Agreements 001 through
                011.
       10.23*+  Services and Licenses Agreement between Midway and Airline Management Services, Inc. dated as of December 7, 1995 with Annex A thereto.
       10.24*+ Letter Agreement dated as of July 1, 1996 between Fokker
               Services, Inc. and Midway.
       10.25*+ Aircraft Maintenance Services Agreement dated August 27, 1997 between Time Air Inc. doing business as Canadian Regional
               Airlines and Midway.
       10.26+  Warrant to Purchase Shares of Common Stock of Midway Airlines
               Corporation dated February 11, 1997 issued by Midway in favor of
               AMR Corporation.
       10.27+  Stockholders Agreement dated as of February 11, 1997.
       10.28*+ General Terms of Sale between IAE International Aero Engines AG and Midway dated May 17, 1995 with Side Letter Number 1 and Side
               Letter Number 2 thereto.
       10.29*+ Promissory Note dated February 11, 1997 made by Midway to debis
               AirFinance B.V.
       10.30*+ Promissory Note dated February 11, 1997 made by Midway to Daimler
               Benz Aerospace A.G.
        10.31+ Severance Agreement and Other Matters made as of February 11,
               1997 between Robert R. Ferguson III and Midway.
        10.32+ Employment Agreement dated as of July 15, 1996 between Steven
               Westberg and Midway, with amendments attached thereto.
        10.33+ Employment Agreement dated as of July 15, 1996 between Jonathan
               S. Waller and Midway, with amendments attached thereto.
        10.34  [Intentionally Omitted.]
        10.35  [Intentionally Omitted.]
        10.36+ Option to Purchase Shares of Common Stock of Midway Airlines
               Corporation dated as of February 11, 1997 issued by Midway in favor of Robert R. Ferguson III.
        10.37+ Agreement and Plan of Merger dated as of January 17, 1997 by and among Midway, GoodAero, Inc., James H. Goodnight, Ph.D, John P.
               Sall and the Zell/Chilmark Fund L.P., with amendments attached thereto.
       10.38*+ Letter Agreement dated September 12, 1997 between GE Aircraft
               Engines and Midway.
       10.39*+ Sublease dated June 30, 1995 between Peoples
               Security Life Insurance Company and Midway.
       10.40*+ Sublease Agreement dated May 1, 1995 between Page Avjet
               Corporation and Midway.


       10.41*+ AAirpass Agreement dated as of March 2,
               1995 between American Airlines Inc. and Midway.
       10.42*+ Engine Lease Agreement dated September 11, 1997 between RRPF
               Engine Leasing Limited and Midway.
        10.43+ Option to Purchase Shares of Common Stock of Midway Airlines
               Corporation dated as of February 11, 1997 issued by Midway in favor of Steven Westberg.
        10.44+ Option to Purchase Shares of Common Stock of Midway Airlines
               Corporation dated as of February 11, 1997 issued by Midway in favor of Jonathan S. Waller.
        10.45+ Option to Purchase Shares of Common Stock of Midway Airlines
               Corporation dated as of February 11, 1997 issued by Midway in favor of Joanne Smith.
        10.46+ Option to Purchase Shares of Common Stock of Midway Airlines
               Corporation dated as of February 11, 1997 issued by Midway in favor of Thomas Duffy, Jr.
        10.47+ Option to Purchase Shares of Common Stock of Midway Airlines
               Corporation dated as of February 11, 1997 issued by Midway in favor of David Vance.
       10.48*+ Agreement, executed September and November 1997, between Rolls-Royce Canada Limited and Midway.
         16.1+ Letter from Arthur Andersen LLP regarding change in independent public accountants.
          24.1 Powers of Attorney from certain members of the Board of Directors of the Company.

-----

* Portions have been omitted pursuant to a request for confidential treatment. The confidential portions have been separately filed with the Securities and Exchange Commission.

+ Filed as Exhibit to Form S-1, Registration No. 333-37375, effective December 4, 1997, incorporated herein by reference.

++ Form of document used or to be used in connection with the permanent financing of the first five CRJs.