Form 10-Q
period 1998-03-31
MIDWAY AIRLINES CORP
filed 1998-05-15
CIK 946323

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                        Commission file number 000-23447

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

                           Yes ____X___   No ________

As of April 27, 1998 there were 8,558,695 shares of Common Stock, $.01 par value, of the registrant outstanding.

PART I.  Financial Information

Item 1.           Financial Statements


                                      Midway Airlines Corporation

                                            BALANCE SHEETS
                                        (Dollars in Thousands)


                                                                                 March 31          December 31
                                                                                   1998               1997
                                                                                (unaudited)         (audited)
                                                                                ----------          ---------
Assets
Current assets:
     Cash and cash equivalents                                                    $ 40,630          $ 54,509
     Restricted cash                                                                 9,819             2,811
     Short-term investments                                                            751               751
     Accounts receivable:
             Credit cards                                                            2,163             1,937
             Travel agencies                                                        10,913             5,443
             Other                                                                     977               674
     Inventories                                                                     2,259             2,109
     Prepaids and other                                                              6,872             6,723
                                                                                  --------          --------
Total current assets                                                                74,384            74,957

Equipment and property
     Flight                                                                         62,394            45,214
     Other                                                                           6,227             5,968
     Less accumulated depreciation and amortization                                  5,559             4,608
                                                                                  --------          --------
Total equipment and property, net                                                   63,062            46,574

Other noncurrent assets:
     Equipment and aircraft purchase deposits                                       13,937            17,133
     Aircraft lease deposits and other                                               4,408             3,448
                                                                                  --------          --------
Total other noncurrent assets                                                       18,345            20,581


Total assets                                                                      $155,791          $142,112
                                                                                  ========          ========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                             $  5,945          $  6,777
     Accrued expenses                                                                3,879             4,324
     Accrued excise taxes                                                            1,683             1,421
     Accrued income taxes                                                            3,913             3,698
     Advance ticket sales                                                           26,970            21,859
     Other current liabilities                                                       4,551             5,709
     Current maturities of long-term debt and capital leases obligations             3,170             9,016
                                                                                  --------          --------
Total current liabilities                                                           50,111            52,804

Noncurrent liabilities:
     Long-term debt & capital lease obligations                                     51,904            39,187
     Other                                                                             109               308
                                                                                  --------          --------
Total noncurrent liabilities                                                        52,013            39,495
                                                                                  --------          --------

     Total liabilities                                                             102,124            92,299

Stockholders' equity:
     Preferred Stock                                                                  --                --
     Common Stock                                                                       85                85
     Additional paid-in-capital                                                     45,364            45,364
     Retained earnings ($49.8 million of accumulated deficit
        eliminated in the quasi-reorganization as of June 30, 1997)                  8,218             4,364
                                                                                  --------          --------
Total stockholders' equity                                                          53,667            49,813


Total liabilities and stockholders' equity                                        $155,791          $142,112
                                                                                  ========          ========

            Midway Airlines Corporation
              Statements of Operations
  (Dollars in thousands, except per share amounts)
(Unaudited)

                                                                                               For the Three Months Ended
                                                                                                       March 31,
                                                                                           ---------------------------------
                                                                                               1998                  1997
                                                                                           -----------           -----------
Operating revenues:
      Passenger                                                                            $    49,074           $    46,033
      Cargo                                                                                        410                   517
      Contract and other                                                                         1,037                 1,303
                                                                                           -----------           -----------

Total revenues                                                                                  50,521                47,853

Operating expenses:
      Wages, salaries and related costs                                                          7,488                 6,211
      Aircraft fuel                                                                              5,084                 6,089
      Aircraft and engine rentals                                                                7,373                 8,152
      Commissions                                                                                3,984                 3,745
      Maintenance, materials and repairs                                                         4,108                 4,547
      Other rentals and landing fees                                                             2,445                 2,690
      Depreciation and amortization                                                              1,041                   331
      Other                                                                                     12,432                12,207
      Special recapitalization charges                                                            --                   1,225
                                                                                           -----------           -----------

Total operating expenses                                                                        43,955                45,197
                                                                                           -----------           -----------

Operating income (loss)                                                                          6,566                 2,656

Other income (expense):
      Interest income                                                                              977                   296
      Interest expense                                                                          (1,118)                 (291)
      Miscellaneous                                                                               --                       1
                                                                                           -----------           -----------

Total other income (expense)                                                                      (141)                    6
                                                                                           -----------           -----------

Income before income taxes and extraordinary gain                                                6,425                 2,662
Income tax expense                                                                               2,570                 1,320
                                                                                           -----------           -----------

Income before extraordinary gain                                                                 3,855                 1,342

Extraordinary gain                                                                                --                  15,272
                                                                                           -----------           -----------

Net income                                                                                 $     3,855           $    16,614
                                                                                           ===========           ===========


Earnings Per Share ($)
          Earnings per common share (before extraordinary gain)                                  $0.45                 $0.16
          Earnings per common share                                                              $4.45                 $1.94
          Earnings per common share-assuming dilution (before extraordinary gain)                $0.39                 $0.15
          Earnings per common share-assuming dilution                                            $0.39                 $1.86

      Weighted average shares used in computing earnings per common share
          Basic                                                                              8,558,695             8,558,695
          Diluted                                                                            9,798,785             8,947,862

                           MIDWAY AIRLINES CORPORATION

                            Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  ---------------------------
                                                                                    1998               1997
                                                                                  --------           --------
Operating Activities

Net income (loss)                                                                 $  3,855           $ 16,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities
                 Depreciation and amortization                                       1,041                331
                 Capitalized interest on purchase deposits                            (178)              --
                 Special recapitalization charge                                      --                1,225
                 Extraordinary gain                                                   --              (15,272)
Changes in operating assets and liabilities
                 Restricted cash                                                    (7,008)               164
                 Accounts receivable                                                (5,999)            (2,406)
                 Inventories                                                          (150)               (15)
                 Prepaids & other                                                     (166)              (518)
                 Aircraft lease deposits & other                                      (399)              (113)
                 Accounts payable & accrued expenses                                (1,278)              (418)
                 Accrued excise taxes and income taxes                                 477             (2,131)
                 Advance ticket sales                                                5,111              4,026
                 Other current liabilities                                          (1,152)            (1,465)
                 Other noncurrent liabilities                                         (200)               (69)
                                                                                  --------           --------
                 Net cash provided by operating activities                          (6,046)               (47)
                                                                                  ========           ========

Investing activities
                 Purchase of short-term investments                                   --              (22,000)
                 Sale of short-term investments                                       --                 --
                 Purchase of equipment and property                                 (3,447)              (224)
                 Aircraft and equipment purchase deposits                            2,551               --
                                                                                  --------           --------
                 Net cash used in investing activities                                (896)           (22,224)
                                                                                  ========           ========

Financing activities
                 Issuance of common & preferred stock                                 --               22,000
                 Proceeds from issuance of long-term debt                             --                 --
                 Repayment of long-term debt & capital lease obligations            (7,153)              (785)
                 Accreted interest on long term debt                                   216                256
                                                                                  --------           --------
                 Net cash provided by financing activities                          (6,937)            21,471
                                                                                  ========           ========

Increase (decrease)  in cash and cash equivalents                                  (13,879)              (800)
Cash and cash equivalents , beginning of period                                     54,509             10,805
Cash and cash equivalents , end of period                                         $ 40,630           $ 10,005
                                                                                  ========           ========
Supplemental cash flow information
                 Interest paid                                                    $    772           $     42
                                                                                  ========           ========
                 Income taxes paid                                                $  2,355           $      0
                                                                                  ========           ========
Schedule of non-cash activities
                 Issuance of long-term debt for assets                            $ 13,805           $      0
                                                                                  ========           ========

                           Midway Airlines Corporation

                          Notes to Financial Statements
       (Information as of March 31, 1998 and 1997 and for the three months ended March 31, 1998 and 1997 is unaudited)


1.   Basis of Presentation

The unaudited financial statements included herein have been prepared by Midway Airlines Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes the normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Results of operations for the three month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 1998. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commissions, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. As of March 31, 1998 and 1997, approximately $9.8 and $1.8 million, respectively, of cash and cash equivalents were restricted as to withdrawal; these funds serve as collateral to support letters of credit and a credit card holdback; and are classified as restricted cash in the balance sheets.

3.   Hedged Loan Obligations

During December 1997, the Company entered into four Treasury Lock transactions ("Treasury Locks") with Bombardier, Inc., based on a 10 year US Treasury Benchmark (the "Treasury rate"), to substantially eliminate the Company's exposure to interest rate fluctuations on long-term financing for the purchase of five CRJ aircraft to be financed during the first six months of 1998. The Treasury Lock arrangements contemplate that the Company will receive or pay upon dates certain (the intended financing date for each CRJ aircraft) an amount which is equal to the present value of the difference between the interest cost of a financing entered into at the time of entry into the Treasury Lock arrangements and the interest cost of the same financing entered into at a later date. The effect of such arrangements is that the Company essentially agreed to borrow at fixed rates over periods extending to 16.5 years. The net cash amounts paid or received on the agreements are recorded and recognized as an adjustment of interest expense over the life of the related loans. The amount paid on the first three aircraft as of March 31, 1998, totaled approximately $645,000.

4.   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

                                                    March 31 December 31
                                                    1998            1997
                                                  ------------------------

Maintenance                                       $  927           $1,992
Landing fees                                         582              561
Other                                              3,156            3,042
                                                  -----------------------
                                                  $4,551           $5,709
                                                  =======================

5.   Long-Term Debt

On February 5, 1998, the interim loans which financed the purchase of the first two CRJ aircraft in December 1997 were refinanced. The third and fourth aircraft were received in March and April 1998, respectively. All four aircraft bear an effective interest rate of 7.2% for 16.5 years. The Company's interest in the four CRJ aircraft stands as security for its obligations under all of the notes evidencing these loans as well as any other loans provided by the initial lender, which is likely to include a new loan for the Company's purchase of its fifth CRJ aircraft.

The aggregate principal maturities related to the financing of the first three aircraft discussed above at March 31, 1998 are as follows (in thousands):

Year Ended March 31,
1999                                                $ 1,406
2000                                                  1,506
2001                                                  1,612
2002                                                  1,727
2003                                                  1,849
Thereafter                                           33,467
                                                    -------
Principal Balance at March 31, 1998                 $41,567
                                                    -------

6.   Leases

In April 1998, the Company acquired a spare engine from Rolls Royce for the F-100 fleet. The engine is being leased over seven years at a rate tied to the LIBOR which adjusts every six months. The initial six month period has an interest rate of 5.8%. At the end of this lease, the Company becomes the owner of this spare engine.

7.   Commitments and Contingencies

In 1997, the Company executed an aircraft purchase agreement with Bombardier, Inc. for the acquisition of ten newly manufactured CRJ-200ER Canadair Regional Jet ("CRJs") aircraft. Two new aircraft were delivered in December 1997, one in March 1998, and one in April 1998, with an additional six aircraft scheduled to be delivered through December 1998. The purchase agreement provides Midway with options to acquire up to 20 additional CRJ aircraft over a two year period with delivery dates beginning in 1999. In April 1998, the Company exercised the first option to purchase three more CRJs with deliveries scheduled during the first half of 1999.

The Company expects to arrange a combination of third party debt and leveraged lease financing for the nine additional CRJs now on order. For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million. Standby lease financing on terms reasonably acceptable to management has also been arranged for the CRJs to be delivered in 1998 and 1999. The first four CRJs were purchased, with permanent financing completed in February, March and April 1998 (Note 5).

Pursuant to an agreement with GE Aircraft Engines, a division of General Electric International, Inc., the Company has agreed to purchase two CF34-3B1 spare engines to support the operation of the initial ten CRJ aircraft. This agreement also provides for the purchase of an additional spare engine for each five CRJ aircraft Midway acquires. The Company expects to arrange financing for the two spare CRJ engines the Company has agreed to acquire.

The Company has agreed to acquire two spare engines for its F-100 fleet, one of which will be leased over seven years, the other of which will be purchased for $2.5 million. The leased engine was received in April 1998 (Note 6), and the second engine is scheduled to be delivered on or before August 1, 1998. The Company expects to purchase the second engine from working capital.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Operating Data

                                                             For the three months ended March 31,              % change
                                                             ------------------------------------         increase (decrease)
                                                                 1998                    1997                1997 to 1998
                                                             -----------              -----------         -------------------

Available seat miles (000s)                                    373,166                  366,944                  1.7%
Revenue passenger miles (000s)                                 232,067                  221,157                  4.9%
Load factor                                                       62.2%                    60.3%                (3.2%)
Break-even load factor                                            53.9%                    56.8%                (5.1%)
Departures                                                       7,751                    6,774                 14.4%
Block Hours                                                     12,357                   11,231                 10.0%
Total revenue per available seat mile (cents)                     13.5                     13.0                  3.8%
Yield (cents)                                                     21.1                     20.8                  1.4%
Average fare                                                      $111                     $114                 (2.6%)
Cost per available seat mile (cents)                              11.8                     12.3                 (4.1%)
Onboard passengers                                             441,960                  402,646                  9.8%
Average seats per departure                                         95                      102                 (6.9%)
Average stage length (miles)                                       495                      550                 (10.0%)
Aircraft (average during period)                                    15                       13                 15.4%
Aircraft utilization (hours per day)                               9.1                      9.6                 (5.2%)
Fuel price per gallon (cents)                                    $0.62                    $0.83                 (25.3%)

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Capacity. In the three months ended March 31, 1998, the company produced 373 million ASMs, an increase of 6 million or 1.7% over the three months ended March 31, 1997. The increase in ASM production is attributable to 14.4% more departures (to 7,751), a 10.0% shorter average stage length (to 495 miles) and 6.9% fewer seats per departure (to 95 seats). These changes resulted from the Company's cancellation of service on certain longer haul routes and the addition in December 1997 of the first two 50 seat CRJs.

     Operating Revenues. The Company's operating revenues increased 5.6% to $50.5 million for the three months ended March 31, 1998 from $47.9 million for the three months ended March 31, 1997. The increase is attributable to a 4.9% increase in revenue passenger miles to 232.1 million and a 1.4% increase in passenger yield (revenue per RPM) to 21.1 cents. Revenue per ASM increased 3.8% to 13.5 cents per ASM due to the 1.4% increase in yield to 21.1 cents combined with a 1.9 percentage point increase in load factor to 62.2%.

     Operating Expenses. The Company's operating expenses decreased 2.7% to $44.0 million for the three months ended March 31, 1998 from $45.2 million for the three months ended March 31, 1997. Total expenses declined primarily due to the reduction in fuel prices and the benefits realized through the Recapitalization, partially offset by increases in wage and depreciation expenses, as well as the absence in the quarter ending March 31, 1998 of the Special Recapitalization charge incurred in the quarter ending March 31, 1997. Total operating expense per ASM decreased 4.2% to 11.79 cents from 12.31 cents. Excluding the one-time charges for the Recapitalization in 1997, operating expense per ASM decreased 1.6% to 11.79 cents from 11.98 cents. This decrease is attributable to the reduction in fuel prices and the spreading of the company's fixed costs over the larger ASM base discussed above in "Capacity", offset by increases in wages, salaries and related costs, including profit sharing, and depreciation expenses.

                                                           Three Months Ended March 31,          Three Months Ended March 31,
                                                           ---------------------------            ---------------------------
                                                                        1998                                  1997
                                                           ---------------------------            ---------------------------
                                                            Percent                               Percent
                                                              of                Cost                 of                Cost
                                                           Operating           per ASM           Operating            per ASM

                                                           Expenses            (cents)            Expenses            (cents)
                                                           --------            -------            --------            -------
Wages, salaries and related costs                            17.0%               2.01               13.7%               1.69
Aircraft fuel                                                11.6%               1.36               13.5%               1.66
Aircraft and engine rentals                                  16.8%               1.98               18.0%               2.22
Commissions                                                   9.1%               1.07                8.3%               1.02
Maintenance, materials and repairs                            9.3%               1.10               10.1%               1.24
Other rentals and landing fees                                5.5%               0.66                6.0%               0.73
Depreciation and amortization                                 2.4%               0.28                0.7%               0.09
Other operating expenses                                     28.3%               3.33               27.0%               3.33
                                                           --------            -------            --------            -------

Sub-Total operating expenses before
     recapitalization charge                                100.0%              11.79               97.3%              11.98
                                                           --------            -------            --------            -------

Recapitalization Charge                                       0.0%               0.00                2.7%               0.33

                   Total operating expenses                 100.0%              11.79              100.0%              12.31
                                                           ========            =======            ========            =======

     Wages, salaries and related costs increased $1.3 million or 20.6% to $7.5 million for the three months ended March 31, 1998 from $6.2 million for the three months ended March 31, 1997. The increase is attributable to increased staffing associated with the addition of the CRJs, increased staffing in reservations as a third party service contract was cancelled and the work brought in-house, and the Company's Profit Sharing Plan implemented in 1998. Wages, salaries and related cost per ASM increased 0.32 cents or 18.9% to 2.01 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

     Aircraft fuel expense decreased 16.5% to $5.1 million for the three months ended March 31, 1998 from $6.1 million for the three months ended March 31, 1997. The decrease was due to a 25.3% decrease in the average fuel price per gallon to 62 cents from 83 cents, and the flying of the lower fuel burn CRJ aircraft, partially offset by the 10.0% increase in block hours. Aircraft fuel expense per ASM decreased 18.1% to 1.36 cents from 1.66 cents.

     Aircraft and engine rental expense decreased 9.6% to $7.4 million for the three months ended March 31, 1998 from $8.2 million for the three months ended March 31, 1997. The decrease in expense is attributable to the 1ower lease rates for the F100s after the Recapitalization in February 1997 partially offset by the rental of spare engines in early 1998. Aircraft and engine rentals expense per ASM decreased 10.8% to 1.98 cents from 2.22 cents. The decrease in cost per ASM resulted from a combination of the 1.7% increase in ASMs discussed above in "Capacity" and no rental expense from the owned CRJs, supplemented by the overall decrease in lease rates for the Fokker aircraft.

     Commission expense increased 6.4% to $4.0 million for the three months ended March 31, 1998 from $3.7 million for the three months ended March 31, 1997. This was due to the 6.6% increase in passenger revenues partially offset by a decrease of travel agency revenues as a percent of passenger revenue to 68.7% from 70.5%. Commissions expense per ASM increased 4.9% to 1.07 cents from
1.02 cents, primarily driven by the 3.8% increase in revenue per available seat mile to 13.5 cents from 13.0 cents.

     Maintenance, materials and repairs expense decreased 9.7% to $4.1 million for the three months ended March 31, 1998 from $4.5 million for the three months ended March 31, 1997. The expense decrease is largely attributable to the new maintenance contracts on most of the Company's aircraft, offset somewhat by increases driven by the growth in block hours. Maintenance, materials and repairs expense per ASM decreased 11.3% to 1.10 cents from 1.24 cents due to the changes noted above, plus the addition to the fleet of the new CRJ aircraft.

     Other rentals and landing fees expense decreased 9.1% to $2.4 million for the three months ended March 31, 1998 from $2.7 million for the three months ended March 31, 1997. The expense decrease is attributable primarily to decreased facility rents. Other rentals and landing fees expense per ASM decreased 9.6% to 0.66 cents from 0.73 cents.

     Depreciation and amortization expense increased 214.5% to $1.0 million for the three months ended March 31, 1998 from $0.3 million for the three months ended March 31, 1997. Depreciation and amortization expense per ASM increased 211.1% to 0.28 cents from 0.09 cents in the three months ended March 31, 1997. The increase is attributable to the acquisition of the CRJs and approximately $6 million in spare parts.

     Other operating expense increased 1.8% to $12.4 million for the three months ended March 31, 1998 from $12.2 million for the three months ended March 31, 1997. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense and insurance. The expense increase is attributable to the 14.4% increase in departures and 9.8% increase in passengers, partially offset by savings in insurance, marketing and administrative expenses. Other operating expense per ASM remained stable at 3.33 cents.

Liquidity and Capital Resources

Liquidity

     The Company's working capital improved during the first three months of 1998 compared to the first three months of 1997. As of March 31, 1998, the Company had cash, restricted cash, and short-term investments of $51.2 million and working capital of $24.3 million compared to $33.8 million and $7.8 million respectively as of March 31, 1997. During the three months ended March 31, 1998, cash, restricted cash and short-term investments decreased $6.8 million, reflecting net cash provided by operating activities of $1.0 million (net of changes in restricted cash), net cash used in investing activities of $0.9 million, and net cash used in financing activities of $6.9 million. During the three months ended March 31, 1998, net cash used in operating activities was primarily due to increases in operating assets, net cash used in investing activities was due to purchases of equipment and property, partially offset by returns of equipment purchase deposits, and net cash used in financing activities reflects repayment of long-term debt. During the three months ended March 31, 1997, cash, restricted cash and short-term investments increased $21.0 million, reflecting net cash used in operating activities of $0.2 million (net of changes in restricted cash), net cash used in investing activities of $0.2 million (net of changes in short-term investments), and net cash provided by financing activities of $21.4 million. During the three months ended March 31, 1997, net cash used in operating activities was primarily due to increases in operating assets, net cash used in investing activities was due to purchases of of equipment, and net cash provided by financing activities was due to the proceeds of the Recapitalization.

Capital Resources

     Since the February 1997 Recapitalization, the Company has been able to generate sufficient funds from operations to meet its working capital requirements and does not currently have any lines of credit. The Company believes that the working capital available to the Company from ongoing operations combined with financing commitments arranged with an aircraft manufacturer will be sufficient to meet its anticipated requirements for capital expenditures and other cash requirements for the foreseeable future.

Capital Expenditures

     The Company's cash outflows for capital expenditures in the three months ended March 31, 1998 and 1997 were $3.4 million and $0.2 million, respectively, excluding financed purchases.

     In September 1997 the Company agreed to acquire 10 Canadair CRJ aircraft between December 1997 and December 1998, and took options on 20 more aircraft which would be delivered 10 each in 1999 and 2000. Two CRJs were added to the fleet in December 1997 with initial operations in January 1998, the third was received and placed in service in March 1998. In April 1998 the company exercised the first three options bringing the remaining number on firm order to ten, one of which was received in early April 1998. Several financing alternatives have been arranged for the firm orders, including standby or long-term lease financing, short-term bridge financing, and a firm commitment for the purchase financing of the first five CRJs of which financing for the first three was completed as of March 31, 1998, with the fourth completed in early April 1998. The Company expects to arrange a combination of third party debt and leveraged lease financing for the remaining CRJs, but will use the standby lease financing in the event that it cannot arrange more attractive financing from third party sources. For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million.

     Midway expects to arrange financing for two spare CRJ engines the Company has agreed to acquire. The Company anticipates spending approximately $1 million on CRJ rotable parts during 1998. To support its operation of F-100 aircraft the Company recently agreed to purchase a refurbished Rolls Royce Tay 650-15 Engine for delivery prior to August 1, 1998 and took delivery in early April 1998 of a new spare Rolls Royce Tay 650-15 engine which will be leased over seven years (See Note 6 of the financial statements).

     The Company's fixed costs will increase significantly with the induction of the CRJs. Based on the current interest rate environment, the Company estimates that its fixed charges will increase by approximately $18 million to $22 million per year as a result of its debt-financed purchase or leveraged lease financing of the thirteen CRJs. However, depending upon the financing method ultimately chosen, the Company's balance sheet liabilities may or may not increase.

Other Financing

     The Company has significant lease obligations for aircraft that are classified as operating leases and therefore not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from less than one year to approximately fifteen years. The Company's total rent expense for the three months ended March 31, 1998 and 1997 under all non-cancelable aircraft operating leases was approximately $6.9 million and $7.6 million, respectively.

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

     The Company has also initiated communications with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. The Company is coordinating efforts with these parties to minimize the extent to which its business will be vulnerable to their failure to remediate their own Year 2000 issues. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration ( "FAA") that provide essential aviation industry infrastructure. There can be no assurance that the systems of such third parties on which the Company's business relies (including those of the FAA) will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems.

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

     The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements:

o The ability to generate sufficient cash flows to support capital expansion plans and general operating activities.

o Competitive product and pricing pressures and the ability to gain or maintain market share as a result of actions by competitors.

o Change in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws.

o Fluctuations in the cost and availability of materials, fuel and labor, including the continued availability of landing slots at New York/LaGuardia and Washington National airports.

o The ability to achieve earnings forecasts, which are based on projected traffic and fares in the different markets the Company serves, some of which are more profitable than others.

o    Interest rate fluctuations and other capital market conditions.

o    The ability to enter and develop new markets.

o    The effectiveness of advertising, marketing and promotional programs.

o The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

o Adverse weather conditions, which could effect the Company's ability to operate.


PART II.  Other Information

Item 1.   Legal Proceedings.

     The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's financial position or results of operations.

Item 2.   Changes in Securities and Use of Proceeds.

          Through March 31, 1998, net proceeds from the offering were used as follows:

          1. $1.1 million as security for the Treasury Lock commitment (see note 3 to the financial statements),

          2.   $0.6 million paid in settlement of the Treasury Lock,

          3.   $7.0  million  to  secure  the  Company's   performance   of  its
               obligations under a credit card processing agreement,

          4.   $10.5 million for down payments on debt-financed aircraft, and

          5. $18.5 million was invested in marketable securities pending future use.

Item 3.   Defaults Upon Senior Securities.

          None to report.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None to report.

Item 5.   Other Information.

     In April, 1998, the Company extended its sublease on its office space in Durham, North Carolina, until July, 1999. The Company's sublease for a hangar facility in Orlando, Florida expired on April 30, 1998. The Company continues to occupy a portion of this facility with lessor's consent while an extension is being negotiated.

     On May 7, 1998, the Company received notice that the National Mediation Board had authorized that an election be held on the application of the International Association of Machinists and Aerospace Workers, AFL-CIO, to represent the Company's fleet service (ramp) employees. The ballots are scheduled to be counted on June 11, 1998.

Item 6.   Exhibits and Reports on Form 8-K.

          None to report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Midway Airlines Corporation
                                    Registrant

May 14, 1998                        By /s/ STEVEN WESTBERG
                                       -----------------------
                                    Steven Westberg
                                    Sr. Vice President and CFO