Form 10-Q
period 1998-06-30
MIDWAY AIRLINES CORP
filed 1998-07-28
CIK 946323

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                           Yes ____X___   No ________

As of June 30, 1998 there were 8,564,295 shares of Common Stock, $.01 par value, of the registrant outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                               Midway Airlines Corporation
                                                      BALANCE SHEETS
                                                  (Dollars in Thousands)




                                                                            June 30,
                                                                             1998            December 31,
                                                                          (unaudited)           1997
                                                                          ------------      --------------
Assets
Current assets:
         Cash and cash equivalents                                            $31,812             $54,509
         Restricted cash                                                        9,820               2,811
         Short-term investments                                                13,090                 751
         Accounts receivable:
                 Credit cards                                                   1,403               1,937
                 Travel agencies                                               12,589               5,443
                 Other                                                          1,176                 674
         Inventories                                                            3,212               2,109
         Prepaids and other                                                     5,406               6,723
                                                                          ------------      --------------
Total current assets                                                           78,508              74,957

Equipment and property:
         Flight                                                                97,369              45,214
         Other                                                                  9,828               5,968
         Less accumulated depreciation and amortization                         6,970               4,608
                                                                          ------------      --------------
Total equipment and property, net                                             100,227              46,574

Other noncurrent assets:
         Equipment and aircraft purchase deposits                              13,914              17,133
         Aircraft lease deposits and other                                      5,014               3,448
                                                                          ------------      --------------
Total other noncurrent assets                                                  18,928              20,581


Total assets                                                                 $197,663            $142,112
                                                                          ============      ==============

Liabilities and stockholders' equity:
Current liabilities:
         Accounts payable                                                      $6,729              $6,777
         Accrued expenses                                                       6,193               4,324
         Accrued excise taxes                                                   1,613               1,421
         Accrued income taxes                                                   3,917               3,698
         Advance ticket sales                                                  27,666              21,859
         Other current liabilities                                              4,429               5,709
         Current maturities of long-term debt and capital leases obligations    7,763               9,016
                                                                          ------------      --------------
Total current liabilities                                                      58,310              52,804

Noncurrent liabilities:
         Long-term debt & capital lease obligations                            80,117              39,187
         Other                                                                    247                 308
                                                                          ------------      --------------
Total noncurrent liabilities                                                   80,364              39,495
                                                                          ------------      --------------

         Total liabilities                                                    138,674              92,299

Stockholders' equity:
         Preferred Stock                                                            -                   -
         Common Stock                                                              85                  85
         Additional paid-in-capital                                            45,387              45,364
         Retained earnings ($49.8 million of accumulated deficit
              eliminated in the quasi-reorganization as of June 30, 1997)      13,517               4,364
                                                                          ------------      --------------
Total stockholders' equity                                                     58,989              49,813


Total liabilities and stockholders' equity                                   $197,663            $142,112
                                                                          ============      ==============

                           Midway Airlines Corporation
                            Statements of Operations
                (Dollars in thousands, except per share amounts)




                                                                  For the Three Months Ended
                                                                            June 30,
                                                              -------------------------------------
                                                               (Unaudited)
                                                              --------------         --------------
                                                                   1998                   1997
                                                              --------------         --------------
 Operating revenues:
          Passenger                                                 $54,204                $45,656
          Cargo                                                         555                    483
          Contract and other                                            949                  1,099
                                                              --------------         --------------

Total revenues                                                       55,708                 47,238

Operating expenses:
          Wages, salaries and related costs                           8,143                  6,178
          Aircraft fuel                                               4,927                  5,149
          Aircraft and engine rentals                                 7,360                  7,363
          Commissions                                                 4,179                  3,376
          Maintenance, materials and repairs                          4,020                  4,022
          Other rentals and landing fees                              2,335                  2,323
          Depreciation and amortization                               1,493                    436
          Other                                                      13,811                 11,948
          Special recapitalization charges                                -                      -
                                                              --------------         --------------

Total operating expenses                                             46,268                 40,795
                                                              --------------         --------------

Operating income                                                      9,440                  6,443

Other income (expense):
          Interest income                                               945                    506
          Interest expense                                           (1,555)                  (486)
          Miscellaneous                                                   -                     (1)
                                                              --------------         --------------

Total other income (expense)                                           (610)                    19
                                                              --------------         --------------

Income before income taxes and extraordinary gain                     8,830                  6,462
Income tax expense                                                    3,532                  2,546
                                                              --------------         --------------
Income before extraordinary gain                                      5,298                  3,916
Extraordinary gain                                                        -                      -
                                                              --------------         --------------
                                                              ==============         ==============
Net income                                                           $5,298                 $3,916
                                                              ==============         ==============


Earnings Per Share ($)
                  Basic earnings per share (before
                    extraordinary gain):                              $0.62                  $0.67
                  Basic earnings per share                            $0.62                  $0.67
                  Diluted earnings per share (before
                    extraordinary gain)                               $0.54                  $0.63
                  Diluted earnings per share                          $0.54                  $0.63

          Weighted average shares used in computing earnings per share
                  Basic                                           8,562,757              5,859,375
                  Diluted                                         9,791,826              6,249,858


                              Midway Airlines Corporation
                                Statements of Operations
                    (Dollars in thousands, except per share amounts)



                                                              For the Six Months Ended
                                                                      June 30,
                                                             ----------------------------
                                                              (Unaudited)
                                                             -------------     ----------
                                                                1998              1997
                                                             ----------        ----------
Operating revenues:
          Passenger                                           $103,278           $91,689
          Cargo                                                    965             1,000
          Contract and other                                     1,986             2,402
                                                             ----------        ----------

Total revenues                                                 106,229            95,091

Operating expenses:
          Wages, salaries and related costs                     15,631            12,389
          Aircraft fuel                                         10,011            11,238
          Aircraft and engine rentals                           14,733            15,515
          Commissions                                            8,163             7,121
          Maintenance, materials and repairs                     8,128             8,569
          Other rentals and landing fees                         4,780             5,013
          Depreciation and amortization                          2,534               767
          Other                                                 26,243            24,155
          Special recapitalization charges                           -             1,225
                                                             ----------        ----------

Total operating expenses                                        90,223            85,992
                                                             ----------        ----------

Operating income                                                16,006             9,099

Other income (expense):
          Interest income                                        1,922               802
          Interest expense                                      (2,673)             (777)
          Miscellaneous                                              -                 -
                                                             ----------        ----------

Total other income (expense)                                      (751)               25
                                                             ----------        ----------

Income before income taxes and extraordinary gain               15,255             9,124
Income tax expense                                               6,102             3,866
                                                             ----------        ----------
Income before extraordinary gain                                 9,153             5,258
Extraordinary gain                                                                15,272
                                                             ----------        ----------
Net income                                                      $9,153           $20,530
                                                             ==========        ==========


Earnings Per Share ($)

                  Basic earnings per share (before
                    extraordinary gain):                         $1.07           $ 0.90
                  Basic earnings per share                       $1.07           $ 3.50
                  Diluted earnings per share (before
                    extraordinary gain)                          $0.93           $ 0.84
                  Diluted earnings per share                     $0.93           $ 3.28

          Weighted average shares used in computing earnings per share
                  Basic                                      8,560,737         5,859,375
                  Diluted                                    9,797,367         6,249,858

                                    Midway Airlines Corporation
                            Statements of Cash Flows
                (Dollars in thousands, except per share amounts)


                                                           Six Months Ended             Year Ended
                                                              June 30,                 December 31,
                                                     (Unaudited)
                                                        1998             1997              1997
                                                      --------------------------       -------------
Operating Activities

Net income                                              $9,153          $20,530             $24,894
Adjustments to reconcile net income to net cash provided
      by operating activities
          Depreciation and amortization                  2,534              767               1,999
          Capitalized interest on purchase deposits       (409)               -                   -
          Special recapitalization charge                    -            1,225                 750
          Extraordinary gain                                 -          (15,272)            (15,969)
Changes in operating assets and liabilities
          Restricted cash                               (7,009)          (1,582)               (811)
          Accounts receivable                           (7,114)          (5,940)             (1,760)
          Inventories                                   (1,103)             (34)             (1,714)
          Prepaids & other                               1,285             (531)               (226)
          Aircraft lease deposits & other                 (838)            (209)               (462)
          Accounts payable & accrued expenses            1,821             (466)                897
          Accrued excise taxes and income taxes            411              (27)             (1,505)
          Advance ticket sales                           5,807            5,274               2,708
          Other current liabilities                     (1,275)          (2,567)                243
          Other noncurrent liabilities                     (61)             (61)               (279)
                                                      ==========================       =============
          Net cash provided by operating activities      3,202            1,107               8,765
                                                      ==========================       =============

Investing activities
          Purchase of short-term investments           (13,090)         (63,325)            (78,278)
          Sale of short-term investments                   751           41,234              77,527
          Purchase of equipment and property            (1,693)            (942)             (7,335)
          Aircraft and equipment purchase deposits       2,312                -             (17,133)
                                                      ==========================       =============
          Net cash used in investing activities        (11,720)         (23,033)            (25,219)
                                                      ==========================       =============

Financing activities
          Issuance of common & preferred stock              23           22,000              60,257
          Repayment of debt                            (14,382)            (962)             (1,481)
          Accreted interest on long term debt              328              681               1,518
          Principal payments on capital lease             (148)             (70)               (136)
                                                      ==========================       =============
          Net cash provided by financing activities    (14,179)          21,649              60,158
                                                      ==========================       =============

Increase (decrease)  in cash and cash equivalents      (22,697)            (277)             43,704
Cash and cash equivalents , beginning of period         54,509           10,805              10,805
                                                      --------------------------       -------------
Cash and cash equivalents , end of period              $31,812          $10,528             $54,509
                                                      ==========================       =============

Supplemental cash flow information
          Interest paid                                   $957              $96                $125
                                                      ==========================       =============
          Income taxes paid                             $5,882             $408              $2,600
                                                      ==========================       =============


                        MIDWAY AIRLINES CORPORATION

                        Notes to Financial Statements
           (Information as of June 30, 1998 and for the six months
                      ended June 30, 1998 is unaudited.)


1.    BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared by Midway Airlines Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Results of operations for the six month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 1998. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commissions, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. As of June 30, 1998 and December 31, 1997, approximately $9.8 and $2.8 million, respectively, of cash and cash equivalents were restricted as to withdrawal; these funds serve as collateral to support letters of credit and a credit card holdback; and are classified as restricted cash in the balance sheets.

3.    HEDGED LOAN OBLIGATIONS

During December 1997, the Company entered into four Treasury Lock transactions ("Treasury Locks") with Bombardier, Inc., based on a 10 year US Treasury Benchmark (the "Treasury rate"), to substantially eliminate the Company's exposure to interest rate fluctuations on long-term financing for the purchase of five Canadair Regional Jet ("CRJ") aircraft to be financed during the first six months of 1998. The Treasury Lock arrangements contemplate that the Company will receive or pay upon dates certain (the intended financing date for each CRJ aircraft) an amount which is equal to the present value of the difference between the interest cost of a financing entered into at the time of entry into the Treasury Lock arrangements and the interest cost of the same financing entered into at a later date. The effect of such arrangements is that the Company essentially agreed to borrow at fixed rates over periods extending to
16.5 years. The net cash amounts paid or received on the agreements are recorded and recognized as an adjustment of interest expense over the life of the related loans. The amount paid on the first four aircraft as of June 30, 1998, totaled approximately $907,000.

4.    OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):


                                                   JUNE 30   DECEMBER 31
                                                    1998         1997
                                                ------------------------
Maintenance                                        $843         $1,992
Landing fees                                        492            561
Other                                             3,094          3,156
                                                ========================
                                                 $4,429         $5,709
                                                ========================

5.     LONG-TERM DEBT

In February 1998, the interim loans which financed the purchase of the first CRJ aircraft in December 1997 were refinanced. The third, fourth, and fifth aircraft were received in March, April, and June 1998, respectively with permanent financing completed in March, April, and July 1998, respectively. All five aircraft bear an effective interest rate of 7.2% for 16.5 years. The Company's interest in the five CRJ aircraft stands as collateral for its obligations under all of the notes evidencing these loans as well as any other loans provided by the initial lender.

The aggregate principal maturities at June 30, 1998 are as follows (in thousands):

Year Ended June 30,
--------------------
1999                                                $   7,622
2000                                                    4,795
2001                                                    5,196
2002                                                    5,646
2003                                                    6,112
Thereafter                                             58,200
                                                    ---------
Principal Balance at June 30, 1998                  $  87,571
                                                    ==========

6.    LEASES

In April 1998, the Company acquired a spare engine from Rolls Royce for the F-100 fleet. The engine is being leased over seven years at a rate tied to the LIBOR which adjusts every six months. The initial six month period has an interest rate of 5.8%. At the end of this lease, the Company becomes the owner of this spare engine.

7.    COMMITMENTS AND CONTINGENCIES

The Company has executed an aircraft purchase agreement with Bombardier, Inc. for the acquisition of up to 30 newly manufactured CRJ-200ER Canadair Regional Jet ("CRJs") aircraft. As of June 30, 1998, the Company has taken delivery of five CRJ aircraft, with an additional eight aircraft scheduled to be delivered through June 1999. The Company has options to acquire up to 17 additional CRJ aircraft over a two year period with delivery dates beginning in 1999.

The Company expects to arrange a combination of third party debt and leveraged lease financing for the eight additional CRJs now on order. For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million. Standby lease financing, on terms reasonably acceptable to management, has been arranged for the CRJs to be delivered in 1998 and 1999.

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

The Company has agreed to purchase a spare engine for its F-100 fleet. The engine will be delivered in August 1998 and financed with a bank loan.

In September 1997, the Civil Aviation Security Division of the Federal Aviation Administration ("FAA") conducted an investigation of the Company's compliance with certain regulations requiring the Company to verify the accuracy of background information provided by its employees who have access to secure airport areas. The Company revised its background check procedures during the course of the FAA's investigation and then obtained and verified the necessary background information of those employees who had been identified by the FAA as having insufficient background check documentation. This investigation will likely result in the finding of violations of these regulations. While the Company is unable to determine whether the FAA will pursue an assessment as a result of the findings of this investigation,if such an assessment were sought, the Company does not believe that such an assessment would have a material effect on the Company.

The Company has been named as a defendant in certain pending litigation. The outcome of these matters cannot be predicted, but it is management's belief that whatever the outcome, the results will not, either individually or in the aggregate have a material adverse effect on the Company's financial position, results of operations or cash flows.

In March 1995, Midway reached an agreement with Airbus for the acquisition of four firm Airbus A320 and four option A319 or A320 aircraft with deliveries beginning in 1998. Pursuant to a renegotiation of the agreement in 1997, the delivery dates of these aircraft have been moved to 2005 and later. The Company is required to make deposits on the four firm aircraft in amounts to be determined beginning in 2003. The Company is considering several alternatives with respect to the A320s, including restructuring its agreement with Airbus or selling its position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELECTED OPERATING DATA



                                                  For the three months ended June 30,
                                                  ----------------------------------
                                                        1998           1997
                                                    ---------        ---------

Available seat miles (000s)                          387,752          343,933
Revenue passenger miles (000s)                       261,474          219,355
Load factor                                             67.4%            63.8%
Break-even load factor                                  56.4%            54.8%
Departures                                             8,808            6,640
Block Hours                                           13,952           10,593
Total revenue per available seat mile (cents)          14.37            13.73
Yield (cents)                                          20.73            20.81
Average fare                                            $105             $110
Cost per available seat mile (cents)                   12.09            11.86
Onboard passengers                                   515,761          415,559
Average seats per departure                               89              101
Average stage length (miles)                             481              528
Aircraft (average during period)                        17.2             13.0
Aircraft utilization (hours per day)                     8.9              9.0
Fuel price per gallon (cents)                           57.5             70.7


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

   Capacity. In the three months ended June 30, 1998, the company produced 388 million ASMs, an increase of 44 million or 12.7% over the three months ended June 30, 1997. The increase in ASM production is attributable to 32.7% more departures (to 8,808), offset by an 8.9% shorter average stage length (to 481 miles) and 11.9% fewer seats per departure (to 89 seats). These changes resulted from the addition over the past seven months of five 50 seat CRJs which added frequency to shorter routes and enabled the addition of new short haul routes.

   Operating Revenues. The Company's operating revenues increased 17.9% to $55.7 million for the three months ended June 30, 1998 from $47.2 million for the three months ended June 30, 1997. The increase is attributable to a 19.2% increase in revenue passenger miles to 261 million offset slightly by a 0.4% decrease in passenger yield (revenue per RPM) to 20.73 cents. Revenue per ASM increased 4.7% to 14.37 cents per ASM due to the 3.6 percentage point increase in load factor to 67.4% offset by the 0.4% decrease in yield.

   Operating Expenses. The Company's operating expenses increased 13.4% to $46.3 million for the three months ended June 30, 1998 from $40.8 million for the three months ended June 30, 1997. Total expenses increased primarily due to the increases in number of employees, wages, commissions, profit sharing, and depreciation expenses partially offset by reduction in fuel prices. Total operating expense per ASM increased 0.5% to 11.93 cents from 11.87 cents. This increase is attributable to the 13.4% increase in costs noted above offset by the 12.7% increase in ASMs.



                                   THREE MONTHS ENDED JUNE 30,               THREE MONTHS ENDED JUNE 30,
                                   -------------------------                 --------------------------
                                            1998                                      1997 (1)
                                   -------------------------                 --------------------------
                                    PERCENT                                  PERCENT
                                       OF            COST                       OF          COST
                                     TOTAL         PER ASM                    TOTAL        PER ASM
                                    EXPENSES       (CENTS)                   EXPENSES      (CENTS)
                                   -----------     ---------                 ---------     --------
Wages, salaries and related costs    17.4%           2.10                     15.1%         1.80
Aircraft fuel                        10.5%           1.27                     12.6%         1.50
Aircraft and engine rentals          15.7%           1.90                     18.0%         2.14
Commissions                           8.9%           1.08                      8.3%         0.98
Maintenance, materials and repairs    8.6%           1.04                      9.9%         1.17
Other rentals and landing fees        5.0%           0.60                      5.7%         0.68
Depreciation and amortization         3.2%           0.38                      1.1%         0.13
Other operating expenses             29.4%           3.56                     29.3%         3.47
                                   -----------     ---------                 ---------     --------


Total operating expenses             98.7%          11.93                     100.0%        11.87
                                   -----------     ---------                 ---------     --------

Other (income)/expense                1.3%           0.16                       -           -0.01
                                   -----------     ---------                 ---------     --------

Total expenses                       100.0%         12.09                     100.0%        11.86
                                   ===========     =========                 =========     ========


(1) Certain June 30, 1997 amounts were reclassified to reflect classifications in 1997 audited financial statements and June 30, 1998 unaudited financial statements.

   Wages, salaries and related costs increased $2.0 million or 31.8% to $8.1 million for the three months ended June 30, 1998 from $6.2 million for the three months ended June 30, 1997. The increase is attributable to a 1.3% increase in average wage per employee, a 14.8% increase in employees due to increased staffing associated with the addition of the CRJs and increased staffing in reservations (due to the cancellation of a third party service contract and the work being brought in-house), and accruals for the Company's Profit Sharing Plan implemented in 1998 ($960 thousand in the three months ended June 30, 1998). Wages, salaries and related cost per ASM increased 0.30 cents or 16.7% to 2.10 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".


   Aircraft fuel expense decreased 4.3% to $4.9 million for the three months ended June 30, 1998 from $5.1 million for the three months ended June 30, 1997. The decrease was due to a 18.7% decrease in the average fuel price per gallon to
57.5 cents from 70.7 cents, and the flying of the lower fuel burn CRJ aircraft, partially offset by the 31.7% increase in block hours. Aircraft fuel expense per ASM decreased 15.3% to 1.27 cents from 1.50 cents.

   Aircraft and engine rental expense remained stable at $7.4 million for the three months ended June 30, 1998 and 1997. Aircraft and engine rentals expense per ASM decreased 11.2% to 1.90 cents from 2.14 cents. The decrease in cost per ASM resulted from a combination of the 12.7% increase in ASMs discussed above in "Capacity" and no rental expense from the owned CRJs.

   Commission expense increased 23.8% to $4.2 million for the three months ended June 30, 1998 from $3.4 million for the three months ended June 30, 1997. This was due to the 18.7% increase in passenger revenue and an increase in override commissions. Commission expense per ASM increased 10.2% to 1.08 cents from 0.98 cents, primarily driven by the 4.7% increase in revenue per available seat mile to 14.37 cents from 13.73 cents plus the override comissions increase.

   Maintenance, materials and repairs expense remained stable at $4.0 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. While the expense was stable, the cost per aircraft decreased, which is largely attributable to the new maintenance contracts on most of the Company's aircraft and the addition of the new CRJ aircraft, offset somewhat by increases driven by the growth in block hours. Maintenance, materials and repairs expense per ASM decreased 11.1% to 1.04 cents from 1.17 cents due to the changes noted above, plus the addition to the fleet of the new CRJ aircraft.

   Other rentals and landing fees expense remained stable at $2.3 million for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 Other rentals and landing fees expense per ASM decreased 11.8% to 0.60 cents from 0.68 cents due to decreased facility rent at the Orlando hangar in the second quarter, lower landing fees at RDU, offset by increased departures and ASMs.

   Depreciation and amortization expense increased 242.4% to $1.5 million for the three months ended June 30, 1998 from $0.4 million for the three months ended June 30, 1997. Depreciation and amortization expense per ASM increased 192.3% to 0.38 cents from 0.13 cents in the three months ended June 30, 1997. The increase is attributable to the purchase of the CRJs and approximately $8.1 million in spare parts since July 1, 1997.

   Other operating expense increased 15.6% to $13.8 million for the three months ended June 30, 1998 from $11.9 million for the three months ended June 30, 1997. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense and insurance. The expense increase is attributable to the 32.7% increase in departures and 24.1% increase in passengers, partially offset by savings in insurance, marketing and administrative expenses. Other operating expense per ASM increased 2.6% to 3.56 cents from 3.47 cents in the three months ended June 30, 1997.

   Net interest expense was $0.6 million for the three months ended June 30, 1998. The expense is attributable to the debt service for the CRJ loans. Net interest expense per ASM for the three months ended June 30, 1009 was 0.16.

SELECTED OPERATING DATA


                                                   For the six months ended June 30,
                                                   --------------------------------
                                                      1998              1997
                                                    ----------        ----------

Available seat miles (000s)                           760,918           710,877
Revenue passenger miles (000s)                        493,541           440,512
Load factor                                              64.9%             62.0%
Break-even load factor                                   55.3%             55.0%
Departures                                             16,559            13,414
Block Hours                                            26,309            21,824
Total revenue per available seat mile (cents)           13.96             13.38
Yield (cents)                                           20.93             20.81
Average fare                                             $108              $112
Cost per available seat mile (cents)                    11.96             12.10
Onboard passengers                                    957,721           818,205
Average seats per departure                                92               102
Average stage length (miles)                              488               539
Aircraft (average during period)                         16.1              13.0
Aircraft utilization (hours per day)                      9.0               9.3
Fuel price per gallon (cents)                            60.1              77.3

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

   Capacity. In the six months ended June 30, 1998, the company produced 761 million ASMs, an increase of 50 million or 7.0% over the six months ended June 30, 1997. The increase in ASM production is attributable to 23.4% more departures (to 16,559), offset by a 9.5% shorter average stage length (to 488 miles) and 9.8% fewer seats per departure (to 92 seats). These changes resulted from the addition over the past seven months of five 50 seat CRJs which added frequency to existing shorter routes and enabled the addition of new short haul routes, as well as the Company's cancellation of service on certain longer haul routes.

   Operating Revenues. The Company's operating revenues increased 11.7% to $106.2 million for the six months ended June 30, 1998 from $95.1 million for the six months ended June 30, 1997. The increase is attributable to a 12.0% increase in revenue passenger miles to 494 million and a 0.58% increase in passenger yield (revenue per RPM) to 20.93 cents. Revenue per ASM increased 4.3% to 13.96 cents per ASM due to the 0.58% increase in yield combined with a 2.9 percentage point increase in load factor to 64.9%.

   Operating Expenses. The Company's operating expenses increased 4.9% to $90.2 million for the six months ended June 30, 1998 from $86.0 million for the six months ended June 30, 1997. Total expenses increased primarily due to the increases in number of employees, wages, commissions, profit sharing, and depreciation expenses partially offset by reduction in fuel prices and the absence in the first six months of 1998 of the Special Recapitalization Charge which was reflected in the first six months of 1997. Total operating expense per ASM decreased 2.0% to 11.86 cents from 12.10 cents. Excluding the one-time charges for the Recapitalization in 1997, operating expense per ASM decreased 0.6% to 11.86 cents from 11.93 cents. This decrease is attributable to the 4.9% increase in costs noted above offset by the 7% increase in ASMs.



                                   SIX MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                   ------------------------                ----------------------
                                             1998                                  1997 (1)
                                   ------------------------                ----------------------
                                    PERCENT                                PERCENT
                                      OF            COST                      OF          COST
                                     TOTAL        PER ASM                   TOTAL        PER ASM
                                   EXPENSES       (CENTS)                  EXPENSES      (CENTS)
                                   ----------     ---------                ---------     --------
Wages, salaries and related costs    17.2%          2.05                    14.4%         1.74
Aircraft fuel                        11.0%          1.32                    13.1%         1.58
Aircraft and engine rentals          16.2%          1.94                    18.0%         2.18
Commissions                          9.0%           1.07                     8.3%         1.00
Maintenance, materials and repairs   8.9%           1.07                    10.0%         1.21
Other rentals and landing fees       5.3%           0.63                     5.8%         0.71
Depreciation and amortization        2.8%           0.33                     0.9%         0.11
Other operating expenses             28.8%          3.45                    28.1%         3.40
                                   ----------     ---------                ---------     --------

Sub-total operating expenses before
recapitalization charges             99.2%         11.86                    98.6%         11.93
                                   ----------     ---------                ---------     --------

Recapitalization charge              0.0%           0.00                     1.4%         0.17
                                   ----------     ---------                ---------     --------

Total operating expenses             99.2%         11.86                    100.0%        12.10
                                   ----------     ---------                ---------     --------

Other (income)/expense               0.8%           0.10                      -           0.00
                                   ----------     ---------                ---------     --------

Total expenses                      100.0%         11.96                    100.0%        12.10
                                   ==========     =========                =========     ========

(1) Certain June 30, 1997 amounts were reclassified to reflect classifications in 1997 audited financial statements and June 30, 1998 unaudited financial statements.

   Wages, salaries and related costs increased $3.2 million or 26.2% to $15.6 million for the six months ended June 30, 1998 from $12.4 million for the six months ended June 30, 1997. The increase is attributable to a 0.4% increase in average wage per employee, a 12.8% increase in employees due to increased staffing associated with the addition of the CRJs and increased staffing in reservations (due to the cancellation of a third party service contract and the work being brought in-house), and accruals for the Company's Profit Sharing Plan implemented in 1998 ($1.6 million in the first six months of 1998). Wages, salaries and related cost per ASM increased 0.31 cents or 17.8% to 2.05 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

   Aircraft fuel expense decreased 10.9% to $10.0 million for the six months ended June 30, 1998 from $11.2 million for the six months ended June 30, 1997. The decrease was due to a 22.3% decrease in the average fuel price per gallon to
60.1 cents from 77.3 cents, and the flying of the lower fuel burn CRJ aircraft, partially offset by the 20.6% increase in block hours. Aircraft fuel expense per ASM decreased 16.5% to 1.32 cents from 1.58 cents.

   Aircraft and engine rental expense decreased 5.0% to $14.7 million for the six months ended June 30, 1998 from $15.5 million for the six months ended June 30, 1997. The decrease in expense is attributable to the 1ower lease rates for the F100s after the Recapitalization in February 1997 partially offset by the rental of spare engines in early 1998. Aircraft and engine rentals expense per ASM decreased 11.0% to 1.94 cents from 2.18 cents. The decrease in cost per ASM resulted from a combination of the 7.0% increase in ASMs discussed above in "Capacity" and no rental expense from the owned CRJs, supplemented by the overall decrease in lease rates for the Fokker aircraft.

   Commission expense increased 14.6% to $8.2 million for the six months ended June 30, 1998 from $7.1 million for the six months ended June 30, 1997. This was due to the 12.6% increase in passenger revenue and an increase in override commissions. Commission expense per ASM increased 7.0% to 1.07 cents from 1.00 cents, primarily driven by the 4.3% increase in revenue per available seat mile to 13.96 cents from 13.38 cents plus the override commissions increase.

   Maintenance, materials and repairs expense decreased 5.1% to $8.1 million for the six months ended June 30, 1998 from $8.6 million for the six months ended June 30, 1997. The expense decrease is largely attributable to the new maintenance contracts on most of the Company's aircraft, offset somewhat by increases driven by the growth in block hours. Maintenance, materials and repairs expense per ASM decreased 11.6% to 1.07 cents from 1.21 cents due to the changes noted above.

   Other rentals and landing fees expense decreased 4.6% to $4.8 million for the six months ended June 30, 1998 from $5.0 million for the six months ended June 30, 1997 Other rentals and landing fees expense per ASM decreased 11.3% to 0.63 cents from 0.71 cents, due to decreased facility rent at the Orlando hangar in the second quarter, and lower landing fees at RDU, offset by increased departures and ASMs.

   Depreciation and amortization expense increased 230.4% to $2.5 million for the six months ended June 30, 1998 from $0.8 million for the six months ended June 30, 1997. Depreciation and amortization expense per ASM increased 200% to
0.33 cents from 0.11 cents in the six months ended June 30, 1997. The increase is attributable to the purchase of the CRJs and approximately $8.1 million in spare parts since July 1, 1997.

   Other operating expense increased 8.6% to $26.2 million for the six months ended June 30, 1998 from $24.1 million for the six months ended June 30, 1997. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense and insurance. The expense increase is attributable to the 23.4% increase in departures and 17.1% increase in passengers, partially offset by savings in insurance, marketing and administrative expenses. Other operating expense per ASM remained stable at 3.45 cents versus 3.40 cents in 1997.

Net interest expense was $0.8 million for the six months ended June 30, 1998. The expense is attributable to the debt service for the CRJ loans. Net interest expense per ASM for the six months ended June 30, 1998 was 0.10.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

   The Company's cash position and working capital improved during the three months ended June 30, 1998 compared to the three months ended June 30, 1997. As of June 30, 1998, the Company had cash, restricted cash, and short-term investments of $54.7 million and working capital of $20.2 million compared to $36.2 million and $9.6 million respectively as of June 30, 1997. During the three months ended June 30, 1998, cash, restricted cash and short-term investments increased $3.5 million, reflecting net cash provided by operating activities of $9.2 million (excluding changes in restricted cash), net cash used in investing activities of $1.9 million (excluding changes in short-term investments), and net cash used in financing activities of $3.9 million. During the three months ended June 30, 1998, net cash provided by operating activities was primarily due to net income supplemented by a net decrease in operating assets and liabilities; net cash used in investing activities was due to purchases of equipment and property, offset by returns of equipment purchase deposits; and net cash used in financing activities reflects repayment of debt and capital lease obligations. During the three months ended June 30, 1997, cash, restricted cash and short-term investments increased $2.4 million, reflecting net cash provided by operating activities of $2.9 million (net of changes in restricted cash), net cash used in investing activities of $0.7 million (excluding purchases and sales of short-term investments), and net cash provided by financing activities of $0.1 million. During the three months ended June 30, 1997, net cash provided by operating activities was primarily due net income offset by a net increase in operating assets and liabilities; net cash used in investing activities was due to purchases of equipment; and net cash provided by financing activities was due to the capitalization of interest on long-term debt.

Capital Resources

   Since the February 1997 Recapitalization, the Company has been able to generate sufficient funds from operations to meet its working capital requirements and does not currently have any lines of credit. The Company believes that the working capital available from ongoing operations, combined with financing that has been arranged for aircraft and spare engines to be delivered, will be sufficient to meet its anticipated requirements for capital expenditures and other cash requirements for the foreseeable future.

Capital Expenditures

   The Company's cash outflows for capital expenditures in the six months ended June 30, 1998 and 1997 were $1.7 million and $0.9 million, respectively, excluding financed purchases.

   In September 1997 the Company agreed to acquire 10 Canadair CRJ aircraft between December 1997 and December 1998, and took options on 20 more aircraft which would be delivered 10 each in 1999 and 2000. Of the 20 options, the first three were exercised in April 1998 for delivery in the first six months of 1999. The first five aircraft have been received and placed in service as of June 30, 1998. Several financing alternatives have been arranged for the firm orders, including standby or long-term lease financing, short-term bridge financing, and a firm commitment for the purchase financing of the first five CRJs of which financing for the first four was completed as of June 30, 1998, with the fifth completed in July 1998. The Company expects to arrange a combination of third party debt and leveraged lease financing for the remaining CRJs, but will use the standby lease financing in the event that it cannot arrange more attractive financing from third party sources. For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million.

   Midway expects to arrange financing for two spare CRJ engines the Company has agreed to acquire. The Company anticipates spending approximately $1 million on CRJ rotable parts during 1998. To support its operation of F-100 aircraft the Company recently agreed to purchase a refurbished Rolls Royce Tay 650-15 Engine for delivery in August 1998 and took delivery in early April 1998 of a new spare Rolls Royce Tay 650-15 engine which will be lease purchased over seven years (See Note 6 of the financial statements).

   The Company's fixed costs will increase significantly with the induction of the CRJs. Based on the current interest rate environment, the Company estimates that its fixed charges will increase by approximately $12 million to $13 million per year as a result of its debt-financed purchase or leveraged lease financing of the eight remaining CRJs. However, depending upon the financing method ultimately chosen, the Company's balance sheet liabilities may or may not increase.

Other Financing

   The Company has significant lease obligations for aircraft that are classified as operating leases and therefore not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from less than one year to approximately fifteen years. The Company's total rent expense for the six months ended June 30, 1998 and 1997 under all non-cancelable aircraft operating leases was approximately $14.2 million and $14.7 million, respectively.

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

   The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements:

o The ability to generate sufficient cash flows to support capital expansion plans and general operating activities.
o Competitive product and pricing pressures and the ability to gain or maintain market share as a result of actions by competitors.
o Change in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws.
o Fluctuations in the cost and availability of materials, fuel and labor, including the continued availability of landing slots at New York's LaGuardia Airport and Washington, D.C.'s National Airport.
o The ability to achieve earnings forecasts, which are based on projected traffic and fares in the different markets the Company serves, some of which are more profitable than others.
o  Interest rate fluctuations and other capital market conditions.
o The ability to enter and develop new markets. The effectiveness of advertising, marketing and promotional programs.
o The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.
o Adverse weather conditions, which could effect the Company's ability to operate.


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

   The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's financial position or results of operations.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

   During the three months ended June 30, 1998, 5,600 shares were issued as a result of the exercise of purchase options, options for the purchase of 69,479 shares were forfeited due to the end of employment with the Company.

            Through June 30, 1998, net proceeds from the offering were used as follows:
            1. $0.6 million as security for the Treasury Lock commitment
               (see note 3 to the financial statements),
            2. $1.0 million paid in settlement of the Treasury Lock,
            3. $7.0 million to secure the Company's performance of its obligations under a credit card processing agreement,

            4. $13.9 million for down payments on debt-financed aircraft,
               and
            5. $15.2 million was invested in marketable securities pending future use.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None to report.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None to report.

ITEM 5.     OTHER INFORMATION.

   In April 1998, the Company extended its sublease on its headquarters and reservations office space in Durham, North Carolina, through July 1999. In June 1998, the Company signed a lease for its future headquarters and reservation office space located approximately one mile from Raleigh Durham International Airport. The Company expects to occupy this space by January 1999. The Company's sublease for a hangar facility in Orlando, Florida expired in April 1998. The Company continues to occupy a portion of an adjacent facility with lessor's consent while an extension is being negotiated for a portion of the originally subleased space.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

   On June 16, 1998, the Company filed a Form 8-K reporting that in June 1998, the National Mediation Board had authorized the International Association of Machinists & Aerospace Workers, AFL-CIO to represent the Company's fleet service employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Midway Airlines Corporation
                        Registrant

July 28, 1998           By /s/ STEVEN WESTBERG
                        Steven Westberg
                        Sr. Vice President and CFO