Form 10-Q/A
period 1998-03-31
MIDWAY AIRLINES CORP
filed 1998-07-30
CIK 946323

FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




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
                                                                                  ========          ========

            Midway Airlines Corporation
              Statements of Operations
  (Dollars in thousands, except per share amounts)
(Unaudited)

                                                                                               For the Three Months Ended
                                                                                                       March 31,
                                                                                           ---------------------------------
                                                                                               1998                  1997
                                                                                           -----------           -----------
Operating revenues:
      Passenger                                                                            $    49,074           $    46,033
      Cargo                                                                                        410                   517
      Contract and other                                                                         1,037                 1,303
                                                                                           -----------           -----------

Total revenues                                                                                  50,521                47,853

Operating expenses:
      Wages, salaries and related costs                                                          7,488                 6,211
      Aircraft fuel                                                                              5,084                 6,089
      Aircraft and engine rentals                                                                7,373                 8,152
      Commissions                                                                                3,984                 3,745
      Maintenance, materials and repairs                                                         4,108                 4,547
      Other rentals and landing fees                                                             2,445                 2,690
      Depreciation and amortization                                                              1,041                   331
      Other                                                                                     12,432                12,207
      Special recapitalization charges                                                            --                   1,225
                                                                                           -----------           -----------

Total operating expenses                                                                        43,955                45,197
                                                                                           -----------           -----------

Operating income (loss)                                                                          6,566                 2,656

Other income (expense):
      Interest income                                                                              977                   296
      Interest expense                                                                          (1,118)                 (291)
      Miscellaneous                                                                               --                       1
                                                                                           -----------           -----------

Total other income (expense)                                                                      (141)                    6
                                                                                           -----------           -----------

Income before income taxes and extraordinary gain                                                6,425                 2,662
Income tax expense                                                                               2,570                 1,320
                                                                                           -----------           -----------

Income before extraordinary gain                                                                 3,855                 1,342

Extraordinary gain                                                                                --                  15,272
                                                                                           -----------           -----------

Net income                                                                                 $     3,855           $    16,614
                                                                                           ===========           ===========



Earnings Per Share ($)
          Earnings per common share (before extraordinary gain)                                  $0.45                 $0.16
          Earnings per common share                                                              $0.45                 $1.94
          Earnings per common share-assuming dilution (before extraordinary gain)                $0.39                 $0.15
          Earnings per common share-assuming dilution                                            $0.39                 $1.86


      Weighted average shares used in computing earnings per common share
          Basic                                                                              8,558,695             8,558,695
          Diluted                                                                            9,798,785             8,947,862

                           MIDWAY AIRLINES CORPORATION

                            Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  ---------------------------
                                                                                    1998               1997
                                                                                  --------           --------
Operating Activities

Net income (loss)                                                                 $  3,855           $ 16,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities
                 Depreciation and amortization                                       1,041                331
                 Capitalized interest on purchase deposits                            (178)              --
                 Special recapitalization charge                                      --                1,225
                 Extraordinary gain                                                   --              (15,272)
Changes in operating assets and liabilities
                 Restricted cash                                                    (7,008)               164
                 Accounts receivable                                                (5,999)            (2,406)
                 Inventories                                                          (150)               (15)
                 Prepaids & other                                                     (166)              (518)
                 Aircraft lease deposits & other                                      (399)              (113)
                 Accounts payable & accrued expenses                                (1,278)              (418)
                 Accrued excise taxes and income taxes                                 477             (2,131)
                 Advance ticket sales                                                5,111              4,026
                 Other current liabilities                                          (1,152)            (1,465)
                 Other noncurrent liabilities                                         (200)               (69)
                                                                                  --------           --------
                 Net cash provided by operating activities                          (6,046)               (47)
                                                                                  ========           ========


Investing activities
                 Purchase of short-term investments                                   --              (22,000)
                 Sale of short-term investments                                       --                 --
                 Purchase of equipment and property                                    (82)              (224)
                 Aircraft and equipment purchase deposits                            2,551               --
                                                                                  --------           --------
                 Net cash provided by investing activities                           2,469            (22,224)
                                                                                  ========           ========

Financing activities
                 Issuance of common & preferred stock                                 --               22,000
                 Proceeds from issuance of long-term debt                             --                 --
                 Repayment of long-term debt & capital lease obligations           (10,518)              (785)
                 Accreted interest on long term debt                                   216                256
                                                                                  --------           --------
                 Net cash used in financing activities                             (10,302)            21,471
                                                                                  ========           ========


Increase (decrease)  in cash and cash equivalents                                  (13,879)              (800)
Cash and cash equivalents , beginning of period                                     54,509             10,805
Cash and cash equivalents , end of period                                         $ 40,630           $ 10,005
                                                                                  ========           ========
Supplemental cash flow information
                 Interest paid                                                    $    772           $     42
                                                                                  ========           ========
                 Income taxes paid                                                $  2,355           $      0
                                                                                  ========           ========
Schedule of non-cash activities
                 Issuance of long-term debt for assets                            $ 13,805           $      0
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

4.   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

                                                    March 31 December 31
                                                    1998            1997
                                                  ------------------------


Maintenance                                       $  927           $1,992
Landing fees                                         582              561
Other                                              3,042            3,156
                                                  -----------------------
                                                  $4,551           $5,709
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