Form 10-Q
period 1998-09-30
MIDWAY AIRLINES CORP
filed 1998-11-17
CIK 946323

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                               Yes |X|    No |_|

As of November 12, 1998 there were 8,602,395 shares of Common Stock, $.01 par value, of the registrant outstanding.

PART I. Financial Information

Item 1. Financial Statements

                           Midway Airlines Corporation

                                 BALANCE SHEETS
                             (Dollars in Thousands)

                                                     September 30    December 31
                                                         1998           1997
                                                     (unaudited)
                                                     -----------      ----------
Assets
Current assets:
  Cash and cash equivalents                            $  28,381      $  54,509
  Restricted cash                                         10,770          2,811
  Short-term investments                                   8,250            751
  Accounts receivable:
     Credit cards                                          6,392          1,937
     Travel agencies                                       7,502          5,443
     Other                                                 2,208            674
  Inventories                                              3,078          2,109
  Prepaids and other                                       9,131          6,723
                                                       ---------      ---------
Total current assets                                      75,712         74,957

Equipment and property
  Flight                                                 105,671         45,214
  Other                                                    6,523          5,968
  Less accumulated depreciation and
    amortization                                          (9,025)        (4,608)
                                                       ---------      ---------
Total equipment and property, net                        103,169         46,574

Other noncurrent assets:
  Equipment and aircraft purchase deposits                16,786         17,133
  Aircraft lease deposits and other                        5,038          3,448
                                                       ---------      ---------
Total other noncurrent assets                             21,824         20,581

Total assets                                           $ 200,705      $ 142,112
                                                       =========      =========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                     $   7,503      $   6,777
  Accrued expenses                                         5,543          4,324
  Accrued excise taxes                                     3,699          1,421
  Accrued income taxes                                     1,212          3,698
  Advance ticket sales                                    28,461         21,859
  Other current liabilities                                4,216          5,709
  Current maturities of long-term debt and
    capital leases obligations                             5,283          9,016
                                                       ---------      ---------
Total current liabilities                                 55,917         52,804

Noncurrent liabilities:
  Long-term debt & capital lease obligations              79,766         39,187
  Other                                                      180            308
                                                       ---------      ---------
Total noncurrent liabilities                              79,946         39,495
                                                       ---------      ---------
  Total liabilities                                      135,863         92,299

Stockholders' equity:
  Preferred Stock                                             --             --
  Common Stock                                                86             85
  Additional paid-in-capital                              45,520         45,364
  Retained earnings ($49.8 million of
    accumulated deficit eliminated in the
    quasi-reorganization as of June 30, 1997)             19,236          4,364
                                                       ---------      ---------
Total stockholders' equity                                64,842         49,813

Total liabilities and stockholders' equity             $ 200,705      $ 142,112
                                                       =========      =========

                            See accompanying notes.

                           Midway Airlines Corporation

                            Statements of Operations
                             (Dollars in Thousands)

                                                    For the Three Months Ended
                                                           September 30,
                                                       1998            1997 (1)
                                                   -----------      -----------
                                                            (Unaudited)
Operating revenues:
     Passenger                                     $    48,151      $    41,211
     Cargo                                                 627              493
     Contract and Other                                    693            1,418
                                                   -----------      -----------
Total revenues                                          49,471           43,122

Operating expenses:
     Wages, salaries and related costs                   7,969            6,208
     Aircraft fuel                                       4,734            4,907
     Aircraft and engine rentals                         7,355            7,335
     Commissions                                         3,205            3,200
     Maintenance, materials and repairs                  3,875            3,832
     Other rentals and landing fees                      2,420            2,393
     Depreciation and amortization                       1,759              612
     Other                                              14,192           11,828
     Special recapitalization charges                       --               --
                                                   -----------      -----------
Total operating expenses                                45,509           40,315
                                                   -----------      -----------
Operating income                                         3,962            2,807

Other income (expense)
     Interest income                                     1,100              512
     Interest expense                                   (1,727)            (448)
                                                   -----------      -----------
Total other income (expense)                              (627)              64
                                                   -----------      -----------
Income before income taxes and
 extraordinary gain                                      3,335            2,871
Income tax benefit (expense)                             2,384           (1,149)
                                                   -----------      -----------
Income before extraordinary gain                         5,719            1,722
Extraordinary gain                                          --               --
                                                   -----------      -----------
Net income                                         $     5,719      $     1,722
                                                   ===========      ===========

Earnings per share ($)
         Basic earnings per share:
         Income before extraordinary gain          $      0.67      $      0.29
         Extraordinary gain                                 --               --
                                                   -----------      -----------
         Net income                                $      0.67      $      0.29
         Diluted earnings per share:
         Income before extraordinary gain          $      0.59      $      0.28
         Extraordinary gain                                 --               --
                                                   -----------      -----------
         Net income                                $      0.59      $      0.28
     Weighted average shares used in
      computing earnings per share
         Basic                                       8,577,747        5,859,375
         Diluted                                     9,727,215        6,249,858

(1) Certain September 30, 1997 amounts were reclassified to reflect classifications in the December 31, 1997 audited financial statements and September 30, 1998 unaudited interim financial statements.

                            See accompanying notes.

                           Midway Airlines Corporation

                            Statements of Operations
                             (Dollars in Thousands)

                                                    For the Nine Months Ended
                                                           September 30,
                                                      1998             1997 (1)
                                                   -----------      -----------
                                                           (Unaudited)
Operating revenues:
     Passenger                                     $   151,429      $   132,900
     Cargo                                               1,592            1,493
     Contract and Other                                  2,679            3,820
                                                   -----------      -----------
Total revenues                                         155,700          138,213

Operating expenses:
     Wages, salaries and related costs                  23,600           18,597
     Aircraft fuel                                      14,745           16,145
     Aircraft and engine rentals                        22,088           22,850
     Commissions                                        11,368           10,321
     Maintenance, materials and repairs                 12,003           12,401
     Other rentals and landing fees                      7,200            7,406
     Depreciation and amortization                       4,293            1,379
     Other                                              40,435           35,983
     Special recapitalization charges                       --            1,225
                                                   -----------      -----------
Total operating expenses                               135,732          126,307
                                                   -----------      -----------

Operating income                                        19,968           11,906

Other income (expense)
     Interest income                                     3,022            1,314
     Interest expense                                   (4,400)          (1,225)
                                                   -----------      -----------
Total other income (expense)                            (1,378)              89
                                                   -----------      -----------

Income before income taxes
 and extraordinary gain                                 18,590           11,995
Income tax benefit (expense)                            (3,718)          (5,015)
                                                   -----------      -----------

Income before extraordinary gain                        14,872            6,980
Extraordinary gain                                          --           15,272
                                                   -----------      -----------

Net income                                         $    14,872      $    22,252
                                                   ===========      ===========

Earnings per share ($)
         Basic earnings per share :
         Income before extraordinary gain          $      1.74      $      1.19
         Extraordinary gain                                 --             2.61
                                                   -----------      -----------
         Net income                                $      1.74      $      3.80

         Diluted earnings per share:
         Income before extraordinary gain          $      1.52      $      1.12
         Extraordinary gain                                 --             2.44
                                                   -----------      -----------
         Net income                                $      1.52      $      3.56
     Weighted average shares used in
      computing earnings per share
         Basic                                       8,566,408        5,859,375
         Diluted                                     9,765,177        6,249,858

(1) Certain September 30, 1997 amounts were reclassified to reflect classifications in the December 31, 1997 audited financial statements and September 30, 1998 unaudited interim financial statements.

                            See accompanying notes.

                      Midway Airlines Corporation

                       Statements of Cash Flows
                        (Dollars in Thousands)

                                                          Nine Months Ended        Year Ended
                                                            September 30,          December 31
                                                         1998           1997           1997
                                                       -----------------------       --------
                                                            (Unaudited)
Operating Activities

Net income                                             $ 14,872       $ 22,252       $ 24,894
Adjustments to reconcile net income to net
  cash provided by operating activities
       Depreciation and amortization                      4,293          1,379          1,999
       Capitalized interest on purchase deposits           (597)            --             --
       Special recapitalization charge                       --          1,225            750
       Extraordinary gain                                    --        (15,272)       (15,969)
       Loss on disposition of assets                         60             --             --
Changes in operating assets and liabilities
  Restricted cash                                        (7,959)        (1,037)          (811)
  Accounts receivable                                    (8,054)        (9,380)        (1,760)
  Inventories                                              (968)          (337)        (1,714)
  Prepaid and other                                      (2,461)        (2,137)          (226)
  Aircraft lease deposits and other                        (660)          (294)          (462)
  Accounts payable and accrued expenses                   1,947          3,586            897
  Accrued excise taxes and income taxes                    (206)           120         (1,505)
  Advance ticket sales                                    6,603          7,464          2,708
  Other current liabilities                              (1,486)        (2,514)           243
  Other noncurrent liabilities                             (131)           (94)          (279)
                                                       --------       --------       --------

  Net cash provided by operating activities               5,253          4,961          8,765
                                                       ========       ========       ========

Investing activities
  Purchase of short-term investments                     (8,250)       (73,758)       (78,278)
  Sale of short-term investments                            751         60,826         77,527
  Purchase of equipment and property                     (6,027)        (7,096)        (7,335)
  Aircraft and equipment purchase deposits                 (975)        (1,350)       (17,133)
                                                       --------       --------       --------

  Net (cash used) in investing activities               (14,501)       (21,378)       (25,219)
                                                       ========       ========       ========

Financing activities
  Issuance of common and preferred stock                    156         22,000         60,257
  Proceeds from issuance of long-term debt                1,800             --             --
  Repayment of long-term debt                           (19,025)        (1,570)        (1,481)
  Accreted interest on long-term debt                       441          1,114          1,518
  Principal payments on capital lease obligations          (252)          (109)          (136)
                                                       --------       --------       --------

  Net cash (used in) provided by financing
    activities                                          (16,880)        21,435         60,158
                                                       ========       ========       ========

Increase (decrease) in cash and cash equivalents        (26,128)         5,018         43,704
                                                       --------       --------       --------
Cash and cash equivalents, beginning of period           54,509         10,805         10,805

Cash and cash equivalents, end of period               $ 28,381       $ 15,823       $ 54,509
                                                       ========       ========       ========

Supplemental cash flow information
  Interest paid                                        $  2,447       $    117       $    125
                                                       ========       ========       ========
  Income taxes paid                                    $  6,204       $  1,500       $  2,600
                                                       ========       ========       ========

Schedule of non-cash activities
  Issuance of long-term debt for assets                $ 51,425       $    300       $ 34,531
  Receivable offset against related
    liabilities                                        $     --       $    (59)      $    (59)

                            See accompanying notes.

                           Midway Airlines Corporation

                          Notes to Financial Statements
          (Information as of September 30, 1998 and for the nine months ended September 30, 1998 is unaudited.)

1. Basis of Presentation

The interim financial statements of Midway Airlines Corporation (the "Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. The results of operations for any interim period presented are not necessarily indicative of the results to be expected for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Significant Accounting Policies and Other Matters

Use of Estimates and Assumptions

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. As of September 30, 1998 and December 31, 1997, approximately $10.8 million and $2.8 million, respectively, of cash and cash equivalents were restricted as to withdrawal; these funds serve as collateral to support letters of credit and a credit card holdback, and are classified as restricted cash in the balance sheets.

Short-term Investments

Short-term investments consist of government securities and corporate bonds which mature between three months and one year of the original investment date. These investments are carried at cost, which approximates market value.

Hedged Loan Obligations

During December 1997, the Company entered into four Treasury Lock transactions with Bombardier, Inc. The amount paid totaled $1.2 million which is recorded as a long-term debt cost and will be amortized over the life of the related loans.

Income Taxes

A change in estimate regarding the realization of deferred tax assets was made during the quarter ending September 30, 1998. The deferred tax asset valuation allowance has been reduced to reflect the benefit realized from the utilization of net operating loss carry forwards. The benefit recognized during the nine month period is $3.7 million, reducing the Company's effective tax rate to 20%.

Earnings per Share

At the time of the Company's initial public offering, a stock split of
682.9108392 for one was adopted and the holders of the Company's outstanding preferred stock converted those shares into an equivalent number of common shares. The per share amounts for the nine months ended September 30, 1997 have been restated to reflect the stock split and the conversion of the Company's preferred stock. The per share amounts for the three months ended September 30, 1997 have been restated showing the effect of the stock split and conversion of the preferred stock.

Impact of Recently Issued Accounting Standards

In February 1998, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 98 ("SAB 98"), which revised the guidance for certain earnings per share calculations related to an initial public offering. As a result of SAB 98, the Company restated its September 30, 1997 net income per share of $3.19 as presented in its Form S-1 registration statement, by excluding the effect of cheap stock and recalculating the potentially dilutive effect of securities under the provisions of SAB 98.

3. Prepaids and Other

Prepaids and Other consist of the following (in thousands):

                                                   September 30   December 31
                                                       1998          1997
                                                   --------------------------
     Prepaid EETC costs                                 $2,639       $    0
     Prepaid commissions                                 1,667        1,597
     Prepaid passenger booking costs                     1,991        1,392
     Other                                               2,834        3,734
                                                   --------------------------
                                                        $9,131       $6,723
                                                   ==========================

4. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

                                                   September 30   December 31
                                                       1998          1997
                                                   --------------------------

     Maintenance                                    $  554           $1,992
     Landing fees                                      370              561
     Other                                           3,292            3,156
                                                   --------------------------
                                                    $4,216           $5,709
                                                   ==========================

5. Long-Term Debt

In February 1998, the interim loans which financed the purchase of the first two CRJ aircraft in December 1997 were refinanced. The third, fourth, and fifth aircraft were received in March, April, and June 1998, respectively, with permanent financing completed in March, April, and July 1998, respectively. All five aircraft bear an effective interest rate of 7.2% for 16.5 years. The Company's first five CRJ aircraft serve as collateral for its obligations under the terms of each of these notes used to purchase the aircraft as well as the other loans provided by the lender.

In August 1998, the Company acquired a spare engine for the F-100 fleet. The engine was financed over three years at 8.39%.

The aggregate principal maturities at September 30, 1998 are as follows (in thousands):

Year Ended September 30,
------------------------
1999                                            $ 5,139
2000                                              5,519
2001                                              5,947
2002                                              5,790
2003                                              6,287
Thereafter                                       56,084
                                                -------
Principal Balance at September 30, 1998         $84,766

6. Capital and Operating Leases

In August 1998, the Company completed an offering of $109,722,000 of Pass Through Certificates, also known as enhanced equipment trust certificates (the "EETCs"). The EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in the Company's financial statements. The cash proceeds from the EETCs are deposited with an escrow agent and enable the Company to finance (through either leveraged leases or secured debt financings) the debt portion of eight CRJ aircraft, the last of which is scheduled to be delivered in June 1999. In connection with the EETCs, the Company intends to seek certain owner participants which will commit lease equity financing to be used in leveraged leases of such aircraft. The Company has arranged for equity participation for the first three CRJ aircraft, two of which were delivered in September 1998 and one in October 1998.

At September 30, 1998, the future minimum lease payments required under the operating leases entered into since December 31, 1997, that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

                                                Operating
                                                ---------
Year ended September 30,:
1999                                              $ 3,844
2000                                                3,064
2001                                                3,064
2002                                                3,064
2003                                                3,064
Thereafter                                         29,856
                                                  -------
Total minimum lease payments                      $45,956
                                                  =======

7. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three months ended          Nine months ended
                                                            September 30,              September 30,
                                                      -------------------------   -------------------------
                                                          1998         1997(1)        1998         1997(1)
                                                      -----------   -----------   -----------   -----------
Numerator:
 Net income                                           $ 5,719,000   $ 1,722,000   $14,872,000   $22,252,000
 Numerator for basic and diluted earnings per share     5,719,000     1,722,000    14,872,000    22,252,000

Denominator:
 Denominator for basic earnings per share--
  weighted average shares                               8,577,747     5,859,375     8,566,408     5,859,375
 Effect of dilutive securities:
  Employee stock options                                  758,878             0       808,176             0
  Warrants                                                390,590       390,483       390,593       390,483
 Dilutive potential common shares                       1,149,468       390,483     1,198,769       390,483
                                                      -----------------------------------------------------
 Denominator for diluted earnings per share--
  adjusted weighted average shares                      9,727,215     6,249,858     9,765,177     6,249,858
                                                      =====================================================

Basic earnings per share                              $      0.67   $      0.29   $      1.74   $      3.80
Diluted earnings per share                                   0.59          0.28          1.52          3.56

(1) Options to purchase 1,005,245 shares of common stock at $4.02 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 1997 because the exercise price of the options was equal to the average market price of the common shares and, therefore, the effect would be nondilutive.

8. Commitments and Contingencies

The Company has executed an aircraft purchase agreement with Bombardier, Inc. for the acquisition of up to 30 newly manufactured CRJ-200ER Canadair Regional Jet ("CRJs") aircraft. As of September 30, 1998, the Company has taken delivery of seven CRJ aircraft, with an additional thirteen aircraft scheduled to be delivered through December 1999. The Company has options to acquire up to 10 additional CRJ aircraft over a two year period with delivery dates beginning in the fourth quarter of 1999. In September 1998 the Company affirmed its decision to return four Fokker F100s and its one Airbus to their lessors when the leases were scheduled to expire between October 1998 and June 1999.

The Company expects to arrange a combination of third party debt and leveraged lease financing for the additional CRJs now on order. In August 1998, the Company completed an offering of $109,722,000 of EETCS financing a portion of the purchase price of eight CRJ aircraft to be owned or leased by the Company. In September 1998, leveraged lease transactions were closed for two of these eight aircraft, and in November 1998 another leveraged lease transaction was colded for the third of the eight aircraft. Lease payments are due semi-annually in January and July.

For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million. Standby lease financing, on terms reasonably acceptable to management, has been arranged for the CRJs to be delivered in 1999 and, if the options are exercised, to be delivered in 2000.

Pursuant to an agreement with GE Aircraft Engines, a division of General Electric International, Inc., the Company has agreed to purchase two CF34-3B1 spare engines to support the operation of the first ten CRJ aircraft. This agreement also provides for the purchase of an additional spare engine for each five CRJ aircraft Midway acquires. The Company expects to arrange financing for the two spare CRJ engines the Company has agreed to acquire to date.

In September 1997, the Civil Aviation Security Division of the Federal Aviation Administration ("FAA") conducted an investigation of the Company's compliance with certain regulations requiring the Company to verify the accuracy of background information provided by its employees who have access to secure airport areas. The Company revised its background check procedures during the course of the FAA's investigation and then obtained and verified the necessary background information of those employees who had been identified by the FAA as having insufficient background check documentation. This investigation will likely result in the finding of violations of these regulations. While the Company is unable to determine whether the FAA will pursue an assessment as a result of the findings of this investigation, if such an assessment were sought, the Company does not believe that such an assessment would have a material effect on the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Operating Data

                                                          For the three months
                                                           ended September 30,
                                                         ----------------------
                                                           1998         1997(1)
                                                         ----------------------
Available seat miles (000s)                              389,544        331,190
Revenue passenger miles (000s)                           256,411        212,443
Load factor                                                 65.8%          64.1%
Break-even load factor                                      61.3%          59.7%
Departures                                                 9,329          6,516
Block hours                                               14,160         10,264
Total revenue per available seat mile (cents)              12.70          13.02
Yield (cents)                                              18.78          19.40
Average fare                                                 $93           $102
Cost per available seat mile (cents)                       11.84          12.15
Onboard passengers                                       515,519        405,633
Average seats per departure                                   87            101
Average stage length                                         460            516
Aircraft (average during period)                            18.5           13.0
Aircraft utilization (hours per day)                         8.3            8.6
Fuel price per gallon (cents)                               54.4           69.2

(1) Certain September 30, 1997 amounts were reclassified to reflect classifications in the December 31, 1997 audited financial statements and September 30, 1998 unaudited interim financial statements.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Capacity. In the three months ended September 30, 1998, the company produced 390 million ASMs, an increase of 58 million or 17.6% over the three months ended September 30, 1997. The increase in ASM production is attributable to 43.2% more departures (to 9,329), offset by a 10.9% shorter average stage length (to 460 miles) and 13.9% fewer seats per departure (to 87 seats). These changes resulted from the addition over the past nine months of seven 50-seat CRJs which added frequency to shorter routes and from the fact that the Company began flying new shorter haul routes.

      Operating Revenues. The Company's operating revenues increased 14.7% to $49.5 million for the three months ended September 30, 1998 from $43.1 million for the three months ended September 30, 1997. The increase is attributable to a 20.7% increase in revenue passenger miles to 256 million offset slightly by a 3.2% decrease in passenger yield (revenue per RPM) to 18.8 cents. Total revenue per ASM decreased 2.5% to 12.70 cents per ASM due to the 1.7 percentage point increase in load factor to 65.8% offset by the 3.2% decrease in yield. Cargo revenue increased 27.2% to $0.6 million for the three months ended September 30, 1998 from $0.5 million for the three months ended September 30, 1997. The increase is due to increased mail , baggage, and other cargo carried in the three months ended September 30, 1998. Other revenue decreased 51.1% to $0.7 million for the three months ended September 30, 1998 from $1.4 million for the three months ended September 30, 1997, due primarily to the revenue sharing agreement with our commuter affiliate.

      Operating Expenses. The Company's operating expenses increased 12.9% to $45.5 million for the three months ended September 30, 1998 from $40.3 million for the three months ended September 30, 1997. Total expenses increased primarily due to the increases in number of employees, wages, commissions, and depreciation expenses partially offset by reduction in fuel prices. Total operating expense per ASM decreased 4.0% to 11.68 cents from 12.17 cents. This decrease is attributable to the reduction in fuel prices and the spreading of the company's fixed costs over the larger ASM base discussed above in "Capacity", partially offset by increases in wages and salaries, and related costs, including profit sharing, and depreciation expenses.

                                             Three months ended           Three months ended
                                                September 30                 September 30
                                                    1998                        1997 (1)
                                         --------------------------    -------------------------
                                             Percent         Cost         Percent         Cost
                                               of           per ASM          of          per ASM
                                         Total Expenses     (cents)    Total Expenses    (cents)
                                         --------------     -------    --------------    -------
Wages, salaries and related costs             17.3%          2.05          15.4%          1.87
Aircraft fuel                                 10.3           1.22          12.2           1.48
Aircraft and engine rentals                   15.9           1.89          18.2           2.21
Commissions                                    6.9           0.82           8.0           0.97
Maintenance, materials and repairs             8.4           0.99           9.5           1.16
Other rentals and landing fees                 5.2           0.62           6.0           0.72
Depreciation and amortization                  3.8           0.45           1.5           0.19
Other operating expenses                      30.8           3.64          29.4           3.57
                                             -----          -----         -----          -----
Sub-total operating expenses
 before recapitalization                      98.6%         11.68         100.2%         12.17

Recapitalization charge                        0.0             --           0.0             --
                                             -----          -----         -----          -----

Total operating expenses                      98.6%         11.68         100.2%         12.17
Other (income) expense                         1.4           0.16          -0.2          (0.02)
                                             -----          -----         -----          -----
Total expenses                               100.0%         11.84         100.0%         12.15
                                             =====          =====         =====          =====

(1) Certain September 30, 1997 amounts were reclassified to reflect classifications in the December 31, 1997 audited financial statements and September 30, 1998 unaudited interim financial statements.

      Wages, salaries and related costs increased $1.8 million or 28.4% to $8.0 million for the three months ended September 30, 1998 from $6.2 million for the three months ended September 30, 1997. The increase is attributable to 137 additional full time equivalent employees on average for the three months ended September 30, 1998 from the three months ended September 30, 1997 due to increased staffing associated with the addition of the CRJs both in flight crews and staffing at the RDU hub, and increased staffing in reservations due to the cancellation of a third party service contract in May 1997 and the work being brought in-house. Wages, salaries and related cost per ASM increased 0.18 cents or 9.6% to 2.05 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

      Aircraft fuel expense decreased 3.5% to $4.7 million for the three months ended September 30, 1998 from $4.9 million for the three months ended September 30, 1997. The decrease was due to a 21.4% decrease in the average fuel price per gallon to 54.4 cents from 69.2 cents, and the flying of the lower fuel burn CRJ aircraft, partially offset by the 38.0% increase in block hours. Aircraft fuel expense per ASM decreased 17.6% to 1.22 cents from 1.48 cents.

      Aircraft and engine rental expense remained stable at $7.4 and $7.3 million for the three months ended September 30, 1998 and 1997, respectively. Aircraft and engine rentals expense per ASM decreased 14.5% to 1.89 cents from
2.21 cents. The decrease in cost per ASM resulted from a combination of the 17.6% increase in ASMs discussed above in "Capacity" and no rental expense from the five owned CRJs added beginning in December 1997.

      Commission expense remained stable at $3.2 million for the three months ended September 30, 1998 and 1997. This was due to the 16.8% increase in passenger revenues partially offset by a decrease of travel agency revenues as a percent of passenger revenue to 63.4% from 68.1% and a decrease in the commission rate. Commissions expense per ASM decreased 15.5% to 0.82 cents from
0.97 cents, primarily driven by the 2.5% decrease in revenue per available seat mile to 12.70 cents from 13.02 cents and the items noted above.

      Maintenance, materials and repairs expense increased slightly to $3.9 million for the three months ended September 30, 1998 from $3.8 million for the three months ended September 30, 1997. While the expense was relatively stable, the cost per aircraft decreased, which is largely attributable to the new maintenance contracts on most of the Company's Fokker aircraft and the addition of the new CRJ aircraft, offset somewhat by increases driven by the growth in block hours. Maintenance, materials and repairs expense per ASM decreased 14.7% to 0.99 cents from 1.16 cents due to the changes noted above.

      Other rentals and landing fees expense remained stable at $2.4 million for the three months ended September 30, 1998 and 1997. Other rentals and landing fees expense per ASM decreased 13.9% to 0.62 cents from 0.72 cents due to decreased facility rent at the Orlando hangar beginning in the second quarter, lower landing fees for the relatively lighter CRJ aircraft, lower landing fees at RDU, and increased departures and ASMs.

      Depreciation and amortization expense increased 187.4% to $1.8 million for the three months ended September 30, 1998 from $0.6 million for the three months ended September 30, 1997. Depreciation and amortization expense per ASM increased 136.8% to 0.45 cents from 0.19 cents in the three months ended September 30, 1997. The increase is attributable to the purchase of the five CRJs and approximately $10.9 million in other fixed assets (mostly spare parts) since July 1, 1997.

      Other operating expense increased 20.0% to $14.2 million for the three months ended September 30, 1998 from $11.8 million for the three months ended September 30, 1997. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense and insurance. The expense increase is attributable to the 43.2% increase in departures and 27.1% increase in passengers, partially offset by savings in insurance, marketing and administrative expenses. Other operating expense per ASM increased 2.0% to 3.64 cents from 3.57 cents in the three months ended September 30, 1997.

      Net interest expense increased $0.7 million for the three months ended September 30, 1998. The expense increase is attributable to the debt service for the loans incurred to finance the purchase of the five CRJs and Fokker spare engine financing.

A change in estimate regarding the realization of deferred tax assets was made during the quarter ending September 30, 1998. The deferred tax asset valuation allowance has been reduced to reflect the benefit realized from the utilization of net operating loss carry forwards. The benefit recognized during the three month period is $3.7 million, reducing the Company's effective tax rate to 20%.

                                                         For the nine months
                                                         ended September 30,
                                                     --------------------------
                                                       1998             1997(1)
                                                     ---------        ---------
Available seat miles (000s)                          1,150,462        1,042,067
Revenue passenger miles (000s)                         749,952          652,955
Load factor                                               65.2%            62.7%
Break-even load factor(2)                                 57.2%            56.4%
Departures                                              25,888           19,930
Block hours                                             40,469           32,088
Total revenue per available seat mile (cents)            13.53            13.26
Yield (cents)                                            20.19            20.35
Average fare                                              $103             $109
Cost per available seat mile (cents)                     11.92            12.11
Onboard passengers                                   1,473,240        1,223,838
Average seats per departure                                 90              101
Average stage length                                       479              531
Aircraft (average during period)                          16.9             13.0
Aircraft utilization (hours per day)                       8.8              9.0
Fuel price per gallon (cents)                             58.1             73.2

(1) Certain September 30, 1997 amounts were reclassified to reflect classifications in the December 31, 1997 audited financial statements and September 30, 1998 unaudited interim financial statements.

(2)   Excludes restructuring and recapitalization expenses.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      Capacity. In the nine months ended September 30, 1998, the company produced 1,150 million ASMs, an increase of 108 million or 10.4% over the nine months ended September 30, 1997. The increase in ASM production is attributable to 29.9% more departures (to 25,888), offset by a 9.8% shorter average stage length (to 479 miles) and 10.9% fewer seats per departure (to 90 seats). These changes resulted from the addition over the nine months ended

September 30, 1998 of seven 50 seat CRJs which added frequency to shorter routes and began flying new shorter haul routes, as well as the Company's cancellation of service on certain longer haul routes.

      Operating Revenues. The Company's operating revenues increased 12.7% to $155.7 million for the nine months ended September 30, 1998 from $138.2 million for the nine months ended September 30, 1997. The increase is attributable to a 14.9% increase in revenue passenger miles to 750 million and a 0.8% decrease in passenger yield (revenue per RPM) to 20.19 cents. Total revenue per ASM increased 2.0% to 13.53 cents per ASM due to the 0.8% decrease in yield combined with a 2.5 percentage point increase in load factor to 65.2%. Cargo revenue increased 6.6% to $1.6 million for the nine months ended September 30, 1998 from $1.5 million for the nine months ended September 30, 1997. The increase is due to increased mail and other cargo carried in the nine months ended September 30, 1998. Other revenue decreased 29.9% to $2.7 million for the nine months ended September 30, 1998 from $3.8 million for the nine months ended September 30, 1997, due primarily to the revenue sharing agreement with our commuter affiliate.

      Operating Expenses. The Company's operating expenses increased 7.5% to $135.7 million for the nine months ended September 30, 1998 from $126.3 million for the nine months ended September 30, 1997. Total expenses increased primarily due to the increases in number of employees, wages, commissions, and depreciation expenses partially offset by reduction in fuel prices, and the absence in the first nine months of 1998 of the special recapitalization charge which was reflected in the first nine months of 1997. Total operating expense per ASM decreased 2.6% to 11.80 cents from 12.12 cents. Excluding the one-time charges for the Recapitalization in 1997, operating expense per ASM decreased 1.7% to 11.80 cents from 12.00 cents. This decrease is attributable to the reduction in fuel prices and the spreading of the Company's fixed costs over the larger ASM base discussed above in "Capacity", offset by increases in wages and salaries and related costs, including profit sharing, and depreciation expenses.

                                              Nine months ended            Nine months ended
                                                September 30                 September 30
                                                    1998                        1997 (1)
                                         --------------------------    -------------------------
                                             Percent         Cost         Percent         Cost
                                               of           per ASM          of          per ASM
                                         Total Expenses     (cents)    Total Expenses    (cents)
                                         --------------     -------    --------------    -------
Wages, salaries and related costs            17.2%           2.05           14.7%           1.79
Aircraft fuel                                10.7            1.28           12.8            1.55
Aircraft and engine rentals                  16.1            1.92           18.1            2.19
Commissions                                   8.3            0.99            8.2            0.99
Maintenance, materials and repairs            8.8            1.04            9.8            1.19
Other rentals and landing fees                5.3            0.63            5.9            0.71
Depreciation and amortization                 3.1            0.37            1.1            0.13
Other operating expenses                     29.5            3.52           28.5            3.45
                                            -----           -----          -----           -----
Sub-total operating expenses
 before recapitalization                     99.0%          11.80           99.1%          12.00

Recapitalization charge                       0.0              --            1.0            0.12
                                            -----           -----          -----           -----

Total operating expenses                     99.0%          11.80          100.1%          12.12
Other (income) expense                        1.0%           0.12           -0.1%          (0.01)
                                            -----           -----          -----           -----
Total expenses                              100.0%          11.92          100.0%          12.11
                                            =====           =====          =====           =====

(1) Certain September 30, 1997 amounts were reclassified to reflect classifications in the December 31, 1997 audited financial statements and September 30, 1998 unaudited interim financial statements.

      Wages, salaries and related costs increased $5.0 million or 26.9% to $23.6 million for the nine months ended September 30, 1998 from $18.6 million for the nine months ended September 30, 1997. The increase is attributable to 106 additional full time equivalent employees on average for the nine months ended September 30, 1998 from the nine months ended September 30, 1997 due to increased staffing associated with the addition of the CRJs both in flight crews and at the RDU hub, increased staffing in reservations due to the cancellation in May 1997 of a third party service contract and the work being brought in-house, and the Company's Profit Sharing Plan ($1.8 million in the first nine months of 1998) implemented in 1998. Wages, salaries and related cost per ASM increased 0.26 cents or 14.5% to 2.05 cents from 1.79 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

      Aircraft fuel expense decreased 8.7% to $14.8 million for the nine months ended September 30, 1998 from $16.1 million for the nine months ended September 30, 1997. The decrease was due to a 20.6% decrease in the average fuel price per gallon to 58.1 cents from 73.2 cents, and the flying of the lower fuel burn CRJ aircraft, partially offset by the 26.1% increase in block hours. Aircraft fuel expense per ASM decreased 17.4% to 1.28 cents from 1.55 cents.

      Aircraft and engine rental expense decreased 3.3% to $22.1 million for the nine months ended September 30, 1998 from $22.9 million for the nine months ended September 30, 1997. The decrease in expense is attributable to the 1ower lease rates for the F100s after the Recapitalization in February 1997 partially offset by the rental of spare engines in 1998 while awaiting delivery of the two spare engines being purchased by the Company. Aircraft and engine rentals expense per ASM decreased 12.3% to 1.92 cents from 2.19 cents. The decrease in cost per ASM resulted from a combination of the 10.4% increase in ASMs discussed above in "Capacity" and no rental expense from the five owned CRJs, supplemented by the overall decrease in lease rates for the Fokker aircraft.

      Commission expense increased 10.1% to $11.4 million for the nine months ended September 30, 1998 from $10.3 million for the nine months ended September 30, 1997. This was due to the 13.9% increase in passenger revenues partially offset by a decrease of travel agency revenues as a percent of passenger revenue to 66.5% from 69.9% and a decrease in the commission rate. Commissions expense per ASM remained stable at 0.99 cents.

      Maintenance, materials and repairs expense decreased 3.2% to $12.0 million for the nine months ended September 30, 1998 from $12.4 million for the nine months ended September 30, 1997. The expense decrease is largely attributable to the new maintenance contracts on most of the Company's Fokker aircraft and the addition of the new CRJ aircraft, offset somewhat by increases driven by the growth in block hours. Maintenance, materials and repairs expense per ASM decreased 12.6% to 1.04 cents from 1.19 cents due to the changes noted above.

      Other rentals and landing fees expense decreased 2.8% to $7.2 million for the nine months ended September 30, 1998 from $7.4 million for the nine months ended September 30, 1997. Other rentals and landing fees expense per ASM decreased 11.3% to 0.63 cents from 0.71 cents, due to decreased facility rent at the Orlando hangar beginning in the second quarter, lower landing fees for the relatively lighter CRJ aircraft and lower landing fees at RDU, and increased departures.

      Depreciation and amortization expense increased 211.3% to $4.3 million for the nine months ended September 30, 1998 from $1.4 million for the nine months ended September 30, 1997. Depreciation and amortization expense per ASM increased 184.6% to 0.37 cents from 0.13 cents in the nine months ended September 30, 1997. The increase is attributable to the purchase of the five CRJs and approximately $10.9 million in other fixed assets (mostly spare parts) since July 1, 1997.

      Other operating expense increased 12.4% to $40.4 million for the nine months ended September 30, 1998 from $36.0 million for the nine months ended September 30, 1997. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense and insurance. The expense increase is attributable to the 29.9% increase in departures and 20.4% increase in passengers, partially offset by savings in insurance, and marketing expenses. Other operating expense per ASM increased 2.0% to 3.52 cents from 3.45 cents in 1997.

Net interest expense increased $1.5 million for the nine months ended September 30, 1998 due to the debt service for the CRJ and Fokker spare engine loans. Net interest expense per ASM for the nine months ended September 30, 1998 was 0.12 cents compared to net interest income per ASM of 0.01 cents in the comparable prior period.

A change in estimate regarding the realization of deferred tax assets was made during the quarter ending September 30, 1998. The deferred tax asset valuation allowance has been reduced to reflect the benefit realized from the utilization of net operating loss carry forwards. The benefit recognized during the nine month period is $3.7 million, reducing the Company's effective tax rate to 20%.

Liquidity and Capital Resources

Liquidity

      The Company's working capital improved during the first nine months of 1998 compared to the first nine months of 1997. As of September 30, 1998, the Company had cash, restricted cash, and short-term investments of $47.4 million and working capital of $19.8 million compared to $31.8 million and $5.4 million respectively as of September 30, 1997. During the nine months ended September 30, 1998, cash, restricted cash and short-term investments decreased $10.7 million from December 31, 1997, reflecting net cash provided by operating activities of $13.2 million (excluding changes in restricted cash), net cash used in investing activities of $7.0 million (excluding purchases and sales of short-term investments), and net cash used in financing activities of $16.9 million. During the nine months ended September 30, 1998, net cash used in operating activities was primarily due to increases in operating assets, net cash used in investing activities was due to purchases of equipment and property and equipment purchase deposits, and net cash used in financing activities reflects repayment of long-term debt. During the nine months ended September 30, 1997, cash, restricted cash and short-term investments increased $19.0 million, reflecting net cash provided by operating activities of $6.0 million (net of changes in restricted cash), net cash used in investing activities of $8.4 million (excluding purchases and sales of short-term investments), and net cash provided by financing activities of $21.4 million. During the nine months ended September 30, 1997, net cash provided by operating activities was primarily due to increases in operating liabilities, net cash used in investing activities was due to purchases of equipment and aircraft purchase deposits, and net cash provided by financing activities was due to the proceeds of the Recapitalization.

Capital Resources

      Since the February 1997 Recapitalization, the Company has been able to generate sufficient funds from operations to meet its working capital requirements and does not currently have any lines of credit. The Company believes that the working capital available from ongoing operations, combined with financing for the purchase of the spare engines for the CRJ fleet and the standby financing for the last seven CRJ aircraft to be delivered in 1999, will be sufficient to meet its anticipated requirements for capital expenditures and other cash requirements for the foreseeable future.

      In August 1998, the Company completed an offering of $109,722,000 of Pass Through Certificates, also known as enhanced equipment trust certificates (the "EETCs"). The EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in the Company's financial statements. The cash proceeds from the EETCs are deposited with an escrow agent and enable the Company to finance (through either leveraged leases or secured debt financings) the debt portion of eight CRJ aircraft, the last of which is scheduled to be delivered in June 1999. In connection with the EETCs, the Company intends to seek certain owner participants which will commit lease equity financing to be used in leveraged leases of such aircraft. The Company has arranged for equity participation for the first three CRJ aircraft, two of which were delivered in September 1998 and one in October 1998. The Company has obtained commitments for equity participation for the remaining five CRJs to be financed through the EETCs, although there can be no assurance that such commitments will close. As of November 12, 1998, approximately $67.5 of proceeds remain on deposit. If any funds remain as deposits at September 30, 1999 (or earlier under certain circumstances), such funds will be distributed back to the certificateholders.

Capital Expenditures

      The Company's cash outflows for capital expenditures in the nine months ended September 30, 1998 and 1997 were $6.0 million and $7.1 million, respectively. Debt financed purchases in the nine months ended September 30, 1998 and 1997 were $51.4 million and $0.3 million, respectively.

      In September 1997 the Company agreed to acquire 10 Canadair CRJ aircraft between December 1997 and December 1998, and took options on 20 more aircraft which would be delivered 10 each in 1999 and 2000. Of the 20 options, the first three were exercised in April 1998 and seven were exercised in September 1998, all to be delivered by the end of 1999. Seven aircraft have been received and placed in service as of September 30, 1998. Several financing alternatives have been arranged for the firm orders, including standby or long-term lease financing, and short-term bridge financing. The Company expects to arrange a combination of third party debt and leveraged lease financing for the remaining CRJs, but will use the standby lease financing in the event that it cannot arrange more attractive financing from third party sources. For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million. Leveraged leases were finalized in September for the sixth and seventh CRJ aircraft which were delivered in September, and in November 1998 for the eighth CRJ aircraft which was received in October 1998.

      Midway expects to arrange financing for two spare CRJ engines the Company has agreed to acquire. To support its operation of F-100 aircraft, the Company recently purchased a refurbished Rolls Royce Tay 650-15 Engine which was funded from working capital plus certain bank debt and a new spare Rolls Royce Tay 650-15 engine which financed through a lease purchase obligation over seven years with a nominal payment purchase option at the end of the term (See Note 6 of the financial statements).

      The Company's fixed costs will increase significantly with the induction of the CRJs. Based on the current interest rate environment, the Company estimates that its fixed charges will increase by approximately $19.5 to $21 million per year as a result of its debt-financed purchase or leveraged lease financing of the thirteen remaining CRJs. However, depending upon the financing method ultimately chosen, the Company's balance sheet liabilities may or may not increase.

Other Financing

      The Company has significant lease obligations for aircraft that are classified as operating leases and therefore not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from less than one month to approximately seventeen years. The Company's total rent expense for the nine months ended September 30, 1998 and 1997 under all non-cancelable aircraft operating leases was approximately $21.4 million and $21.8 million, respectively.

Year 2000

State of Readiness:

The Company's Year 2000 Project is designed to ensure that the Company's computer systems and embedded operating systems will function properly beyond 1999. The Project which the Company has developed involves five phases:
Inventory, Assessment, Remediation, Contingency Planning and Testing. The Awareness phase is ongoing thoughout the project. The Inventory phase is largely completed and the Assessment phase has begun. The Company intends to complete the Assessment phase in a manner which will allow it to timely modify or replace non-compliant systems. To date, the Company has identified four critical systems that will require modification or replacement and a review of those systems and available remediation alternatives has commenced. One system was replaced in July 1998, one will be remedied by the end of 1998, one will be replaced by the end of the second quarter of 1999, and the other will be replaced as a part of the Company's planned relocation to a new headquarters facility by the end of the first quarter of 1999. These replacements have not been accelerated due to Year 2000 non-compliance.

Because the Company utilizes a number of critical computer systems operated and maintained by American Airlines, Inc. and its affiliates (including The SABRE Group), the Company has been closely monitoring the progress of Year 2000 projects implemented by these companies. Statements and disclosures made by these key vendors estimate the substantial completion of their Year 2000 projects in the first quarter of 1999. In the case of The SABRE Group, it has stated that substantially all of its core systems are either completed or in the final testing phases of its Year 2000 Project. Importantly, The SABRE Group has stated that its computer reservations system, which the Company uses, is now Year 2000 compliant, with only testing of minor sub-systems remaining to be completed.

The Company also has begun evaluating non-information technology systems that include embedded technology such as aircraft parts, airport equipment and facility infrastructures. In that regard, as part of the relocation of the Company's headquarters now scheduled for first quarter 1999, the Company is taking steps to ensure that all new technology installed in that facility is Year 2000 compliant. The Company has also received assurances from both operating manufacturers of aircraft in its fleet, as well as from nearly all suppliers and manufacturers of aircraft parts installed in its aircraft, that the embedded technology in the subject aircraft and parts is Year 2000 compliant. The Company continues to receive updates and clarifications on these statements from the suppliers and manufacturers on a regular basis, as their Year 2000 projects mature. Because the Company has no material facilities at any location other than RDU, the Company believes that the airport facilities in the cities it serves will be or are already part of the Year 2000 program of the contract vendors providing services to the Company in those cities or of the airport authorities in those cities. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration ("FAA") that provide essential aviation industry infrastructure and the computer systems operated by those entities. The Company is reviewing and will continue to review the Year 2000 information and readiness reports issued by these entities.

Costs of Compliance:

The total costs of the Company's Year 2000 Project are expected to be immaterial and will be funded through cash from operations. To date, the Company has incurred less than $100,000 in connection with the Project all of which has been expensed as incurred. The cost of the Company's Year 2000 Project is limited by the substantial outsourcing of its systems and the relative youth of the Company and its operating systems. The costs of the Company's Year 2000 Project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. Accordingly, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Risks of Non-Compliance:

The Company believes that its Year 2000 Project will be completed prior to there being any material impact on the operations of the Company, and that, with modifications to its existing software and systems and/or conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, there can be no assurance that the systems of third parties on which the Company's business relies (including those of its customers, its suppliers or the FAA) will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems. These contingency plans have not yet been established and the Company has not yet determined the reasonably estimated worst case scenario. The Company intends to analyze these issues as part of its ongoing Year 2000 Project.

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

Item 2. Changes in Securities and Use of Proceeds.

      During the three months ended September 30, 1998, 33,100 shares were issued as a result of the exercise of purchase options. Stock options for the purchase of 10,605 shares were forfeited due to the resignation or termination of employment of certain employees.

Through September 30, 1998, net proceeds from the Company's initial public offering were used as follows:

      1.    $1.2 million paid in settlement of the Treasury Lock,

      2. $7.0 million to secure the Company's performance of its obligations under a credit card processing agreement,

      3.    $1.0 million for aircraft purchase deposits,

      4. $17.9 million for down payments and other costs on debt-financed aircraft, and

      5. $10.6 million was invested in cash equivalents and marketable securities pending future use.

Item 3. Defaults Upon Senior Securities.

      None to report.

Item 4. Submission of Matters to a Vote of Security Holders.

      None to report.

Item 5. Other Information.

The Company's sublease for a hangar facility in Orlando, Florida expired in April 1998. The Company continues to occupy a portion of an adjacent facility with the lessor's consent and other temporary facilities while a new lease is being negotiated for a portion of the originally subleased space.

On November 2, 1998, the Company was notified that the National Mediation Board had authorized a rerun election in the matter of the application of the Association of Flight Attendants to represent the Company's flight attendants. The ballots for this rerun election were sent out on November 9, 1998, and will be counted on December 18, 1998.

Item 6. Exhibits and Reports on Form 8-K.

(a.)                              EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

4.1 Pass Through Trust Agreement, (1A-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1A-S) and the issuance of 7.14% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1A-S) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class A Certificate).

4.2 Pass Through Trust Agreement, (1A-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1A-O) and the issuance of 7.14% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1A-O) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class A Certificate).

4.3 Pass Through Trust Agreement, (1B-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1B-S) and the issuance of 8.14% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1B-S) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class B Certificate).

4.4 Pass Through Trust Agreement, (1B-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1B-O) and the issuance of 8.14% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1B-O) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class B Certificate).

4.5 Pass Through Trust Agreement, (1C-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1C-S) and the issuance of 8.92% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1C-S) Pass Through Certificate representing fractional undivided interest in the Trust (including form of Class C Certificate).

4.6   Intentionally omitted

4.7 Pass Through Trust Agreement, (1C-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1C-O) and the issuance of 8.92% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1C-O) Pass Through Certificate representing fractional undivided interest in the Trust (including form of Class C Certificate).

4.8 Pass Through Trust Agreement, (1D-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1D-S) and the issuance of 8.86% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1D-S) Pass Through Certificate representing fractional undivided interest in the Trust (including form of Class D Certificate).

4.9 Pass Through Trust Agreement, (1D-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1D-O) and the issuance of 8.86% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1D-O) Pass Through Certificate representing fractional undivided interest in the Trust (including form of Class D Certificate).

4.10 Note Purchase Agreement, dated as of August 13, 1998, between Midway Airlines Corporation and The First Bank of Maryland, as Trustee, The First National Bank of Maryland, as Pass Through Trustee under each of the Pass Through Trust Agreements, The First National Bank of Maryland, as Subordination Agent, First Union Trust Company, National Association, as Escrow Agent and The First National Bank of Maryland, as Paying Agent.

4.11 Deposit Agreement, (Class A), dated as of August 13,1998, between First Union Trust Company, National Association as Escrow Agent and First Union National Bank as Depositary.

4.12 Deposit Agreement, (Class B), dated as of August 13,1998, between First Union Trust Company, National Association as Escrow Agent and First Union National Bank as Depositary.

4.13 Deposit Agreement, (Class C), dated as of August 13,1998, between First Union Trust Company, National Association as Escrow Agent and First Union National Bank as Depositary.

4.14 Deposit Agreement, (Class D), dated as of August 13,1998, between First Union Trust Company, National Association as Escrow Agent and First Union National Bank as Depositary.

4.15 Irrevocable Revolving Credit Agreement, (Class-A Certificates), dated as of August 13,1998, between The First National Bank of Maryland, not in its individuality capacity but solely as Subordination Agent, as agent and trustee for the Midway Airlines 1998-1A Pass Through Trust, as Borrower and ABN AMRO Bank N.V., Chicago Branch as Liquidity Provider.

4.16 Irrevocable Revolving Credit Agreement, (Class-B Certificates), dated as of August 13,1998, between The First National Bank of Maryland, not in its individuality capacity but solely as Subordination Agent, as agent and trustee for the Midway Airlines 1998-1B Pass Through Trust, as Borrower and ABN AMRO Bank N.V., Chicago Branch as Liquidity Provider

4.17 Irrevocable Revolving Credit Agreement, (Class-C Certificates), dated as of August 13,1998, between The First National Bank of Maryland, not in its individuality capacity but solely as Subordination Agent, as agent and trustee for the Midway Airlines 1998-1C Pass Through Trust, as Borrower and ABN AMRO Bank N.V., Chicago Branch as Liquidity Provider.

4.18 Intercreditor Agreement, dated as of August 13, 1998 among The First National Bank of Maryland, not in its individual capacity but solely as Trustee under the Midway Airlines Pass Through Trust 1998-1A, Midway Airlines Pass Through Trust 1998-1B, Midway Airlines Pass Through 1998-1C and Midway Airlines Pass Through Trust 1998-1D, ABN AMRO BANK, N.V. Chicago Branch as Class A Liquidity Provider, Class B Liquidity Provider and Class C Liquidity Provider and The First National Bank of Maryland not in its individual capacity except as expressly set forth herein but solely as Subordination Agent and trustee hereunder.

4.19 Escrow and Paying Agent Agreement, (Class A), dated as of August 13, 1998 among First Union Trust Company, National Association as Escrow Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation as Initial Purchasers, The First National Bank of Maryland not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Midway Airlines Pass Through Trust 1998-1A-O as Pass Through Trustee and The First National Bank of Maryland as Paying Agent.

4.20 Escrow and Paying Agent Agreement, (Class B), dated as of August 13, 1998 among First Union Trust Company, National Association as Escrow Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation as Initial Purchasers, The First National Bank of Maryland not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Midway Airlines Pass Through Trust 1998-1B-O as Pass Through Trustee and The First National Bank of Maryland as Paying Agent.

4.21 Escrow and Paying Agent Agreement, (Class C), dated as of August 13, 1998 among First Union Trust Company, National Association as Escrow Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation as Initial Purchasers, The First National Bank of Maryland not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Midway Airlines Pass Through Trust 1998-1C-O as Pass Through Trustee and The First National Bank of Maryland as Paying Agent.

4.22 Escrow and Paying Agent Agreement, (Class D), dated as of August 13, 1998 among First Union Trust Company, National Association as Escrow Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation as Initial Purchasers, The First National Bank of Maryland not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Midway Airlines Pass Through Trust 1998-1D-O as Pass Through Trustee and The First National Bank of Maryland as Paying Agent.

4.23 Registration Rights Agreement, dated as of August 13, 1998, among Midway Airlines Corporation, a Delaware Corporation (the "Company"), The First National Bank of Maryland, as Trustee under each of the Trust Agreements, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation (the "Placement Agents").

10.1 Purchase Agreement, dated as of August 6,1998, by and among Midway Airlines Corporation, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston.

10.2 Participation Agreement dated as of September 10, 1998 among Midway Airlines Corporation as Lessee, NCC Charlie Company as Owner Participant, First Union Trust Company, National Association not in its individual capacity (except as otherwise expressly set forth herein) but solely as Owner Trustee, The First National Bank of Maryland as Indenture Trustee, The First National Bank of Maryland as Pass-Through Trustee and The First National Bank of Maryland as Subordination Agent. Midway Airlines Corporation is a party to two additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.3 Trust Agreement dated as of September 10, 1998 between NCC Charlie Company as Owner Participant and First Union Trust Company, National Association as Owner Trustee. There are two additional Trust Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.4 Trust Indenture and Security Agreement dated as of September10, 1998 between First Union Trust Company, National Association not in its individual capacity except as expressly provided herein but solely as Owner Trustee and The First National Bank of Maryland as Indenture Trustee. There are two additional Trust Indenture and Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.5 Indenture Supplement No. 1 dated as of September 30, 1998 of First Union Trust Company, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee. There are two additional Indenture Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

10.6 Lease Agreement dated as of September 10, 1998 between First Union Trust Company, National Association as Owner Trustee and Lessor and Midway Airlines Corporation as Lessee. Midway Airlines Corporation is a party to two additional Leases which are substantially identical in all material respects except as indicated on the exhibit.*

10.7 Lease Supplement No. 1 Dated as of September 10, 1998 between First Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee except as otherwise provided herein, the Lessor and Midway Airlines Corporation, as Lessee. Midway Airlines Corporation is a party to two additional Lease Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

10.8 Purchase Agreement Assignment and Aircraft Manufacturer's Consent dated as of September 10, 1998 between Midway Airlines Corporation as Assignor and First Union Trust Company, National Association as Assignee. Midway Airlines Corporation is a party to two additional Purchase Agreement Assignment and Aircraft Manufacturer's Consents which are substantially identical in all material respects except as indicated on the exhibit.

10.9 Engine Warranty Assignment and Engine Manufacturer's Consent dated as of September 10, 1998 between Midway Airlines Corporation, First Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee and General Electric Company. Midway Airlines Corporation is a party to two additional Engine Warranty Assignment and Engine Manufacturer's Consents which are substantially identical in all material respects except as indicated on the exhibit.

10.10 General Terms Agreement between General Electric Company and Midway Airlines Corporation.

10.11 Concourse Lakeside Lease Agreement by and between Concourse Lakeside I, LLC, as Landlord, and Midway Airlines Corporation, as Tenant.

27    Financial Data Schedule

----------
* Confidential treatment requested for omitted portions of exhibit. Omitted portion has been filed separately with the Commission.

(b.) Reports on Form 8-K

On September 11, 1998, the Company filed a Form 8-K reporting that on September 3, 1998, the Company exercised options to purchase seven new Canadair Regional Jet Aircraft with scheduled delivery dates in 1999. In a related flight equipment matter, the Company suspended lease extension negotiations with the lessor regarding four Fokker 100 aircraft leases expiring during the October 1998 through May 1999 timeframe.

On August 20, 1998, the Company filed a Form 8-K reporting that on August 14, 1998, the Company completed the placement of $109.7 million aggregate principal amount of enhanced equipment pass through certificates under Rule 144A of the Securities Act of 1933. The proceeds from the placement of these certificates will be used to finance the Company's purchase or leveraged lease of eight new Canadair Regional Jet Aircraft.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Midway Airlines Corporation
                        Registrant

November 12, 1998          By /s/ STEVEN WESTBERG
                        Steven Westberg
                        Sr. Vice President and CFO