Form 10-Q/A
period 1998-09-30
MIDWAY AIRLINES CORP
filed 1999-02-24
CIK 946323

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

PART I. Financial Information

Item 1. Financial Statements

                           Midway Airlines Corporation

                                 BALANCE SHEETS
                             (Dollars in Thousands)

                                                     September 30    December 31
                                                         1998           1997
                                                     (unaudited)
                                                     -----------      ----------
Assets
Current assets:
  Cash and cash equivalents                            $  28,381      $  54,509
  Restricted cash                                         10,770          2,811
  Short-term investments                                   8,250            751
  Accounts receivable:
     Credit cards                                          6,392          1,937
     Travel agencies                                       7,502          5,443
     Other                                                 2,208            674
  Inventories                                              3,078          2,109
  Deferred tax asset                                         352             --
  Prepaids and other                                      15,335          6,723
                                                       ---------      ---------
Total current assets                                      82,268         74,957

Equipment and property
  Flight                                                 105,671         45,214
  Other                                                    6,523          5,968
  Less accumulated depreciation and
    amortization                                          (9,025)        (4,608)
                                                       ---------      ---------
Total equipment and property, net                        103,169         46,574

Other noncurrent assets:
  Equipment and aircraft purchase deposits                16,786         17,133
  Aircraft lease deposits and other                        5,038          3,448
                                                       ---------      ---------
Total other noncurrent assets                             21,824         20,581

Total assets                                           $ 207,261      $ 142,112
                                                       =========      =========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                     $   7,503      $   6,777
  Accrued expenses                                         5,543          4,324
  Accrued income and excise taxes                          3,699          5,119
  Advance ticket sales                                    28,461         21,859
  Other current liabilities                                4,216          5,709
  Current maturities of long-term debt and
    capital leases obligations                             5,283          9,016
                                                       ---------      ---------
Total current liabilities                                 54,705         52,804

Noncurrent liabilities:
  Long-term debt & capital lease obligations              79,766         39,187
  Deferred tax liabilities                                 5,403             --
  Other                                                      180            308
                                                       ---------      ---------
Total noncurrent liabilities                              85,349         39,495
                                                       ---------      ---------
  Total liabilities                                      140,054         92,299

Stockholders' equity:
  Preferred Stock                                             --             --
  Common Stock                                                86             85
  Additional paid-in-capital                              51,229         45,364
  Retained earnings ($49.8 million of
    accumulated deficit eliminated in the
    quasi-reorganization as of June 30, 1997)             15,892          4,364
                                                       ---------      ---------
Total stockholders' equity                                67,207         49,813

Total liabilities and stockholders' equity             $ 207,261      $ 142,112
                                                       =========      =========

                            See accompanying notes.

                           Midway Airlines Corporation

                            Statements of Operations
                             (Dollars in Thousands)

                                                    For the Three Months Ended
                                                           September 30,
                                                       1998            1997 (1)
                                                   -----------      -----------
                                                            (Unaudited)
Operating revenues:
     Passenger                                     $    48,151      $    41,211
     Cargo                                                 627              493
     Contract and Other                                    693            1,418
                                                   -----------      -----------
Total revenues                                          49,471           43,122

Operating expenses:
     Wages, salaries and related costs                   7,969            6,208
     Aircraft fuel                                       4,734            4,907
     Aircraft and engine rentals                         7,355            7,335
     Commissions                                         3,205            3,200
     Maintenance, materials and repairs                  3,875            3,832
     Other rentals and landing fees                      2,420            2,393
     Depreciation and amortization                       1,759              612
     Other                                              14,192           11,828
     Special recapitalization charges                       --               --
                                                   -----------      -----------
Total operating expenses                                45,509           40,315
                                                   -----------      -----------
Operating income                                         3,962            2,807

Other income (expense)
     Interest income                                     1,100              512
     Interest expense                                   (1,727)            (448)
                                                   -----------      -----------
Total other income (expense)                              (627)              64
                                                   -----------      -----------
Income before income taxes and
 extraordinary gain                                      3,335            2,871
Income tax expense                                        (960)          (1,149)
                                                   -----------      -----------
Income before extraordinary gain                         2,375            1,722
Extraordinary gain                                          --               --
                                                   -----------      -----------
Net income                                         $     2,375      $     1,722
                                                   ===========      ===========

Earnings per share ($)
         Basic earnings per share:
         Income before extraordinary gain          $      0.28      $      0.29
         Extraordinary gain                                 --               --
                                                   -----------      -----------
         Net income                                $      0.28      $      0.29
         Diluted earnings per share:
         Income before extraordinary gain          $      0.24      $      0.28
         Extraordinary gain                                 --               --
                                                   -----------      -----------
         Net income                                $      0.24      $      0.28
     Weighted average shares used in
      computing earnings per share
         Basic                                       8,577,747        5,859,375
         Diluted                                     9,727,215        6,249,858

(1) Certain September 30, 1997 amounts were reclassified to reflect classifications in the December 31, 1997 audited financial statements and September 30, 1998 unaudited interim financial statements.

                            See accompanying notes.

                           Midway Airlines Corporation

                            Statements of Operations
                             (Dollars in Thousands)

                                                    For the Nine Months Ended
                                                           September 30,
                                                      1998             1997 (1)
                                                   -----------      -----------
                                                           (Unaudited)
Operating revenues:
     Passenger                                     $   151,429      $   132,900
     Cargo                                               1,592            1,493
     Contract and Other                                  2,679            3,820
                                                   -----------      -----------
Total revenues                                         155,700          138,213

Operating expenses:
     Wages, salaries and related costs                  23,600           18,597
     Aircraft fuel                                      14,745           16,145
     Aircraft and engine rentals                        22,088           22,850
     Commissions                                        11,368           10,321
     Maintenance, materials and repairs                 12,003           12,401
     Other rentals and landing fees                      7,200            7,406
     Depreciation and amortization                       4,293            1,379
     Other                                              40,435           35,983
     Special recapitalization charges                       --            1,225
                                                   -----------      -----------
Total operating expenses                               135,732          126,307
                                                   -----------      -----------

Operating income                                        19,968           11,906

Other income (expense)
     Interest income                                     3,022            1,314
     Interest expense                                   (4,400)          (1,225)
                                                   -----------      -----------
Total other income (expense)                            (1,378)              89
                                                   -----------      -----------

Income before income taxes
 and extraordinary gain                                 18,590           11,995
Income tax expense                                      (7,062)          (5,015)
                                                   -----------      -----------

Income before extraordinary gain                        11,528            6,980
Extraordinary gain                                          --           15,272
                                                   -----------      -----------

Net income                                         $    11,528      $    22,252
                                                   ===========      ===========

Earnings per share ($)
         Basic earnings per share :
         Income before extraordinary gain          $      1.35      $      1.19
         Extraordinary gain                                 --             2.61
                                                   -----------      -----------
         Net income                                $      1.35      $      3.80

         Diluted earnings per share:
         Income before extraordinary gain          $      1.18      $      1.12
         Extraordinary gain                                 --             2.44
                                                   -----------      -----------
         Net income                                $      1.18      $      3.56
     Weighted average shares used in
      computing earnings per share
         Basic                                       8,566,408        5,859,375
         Diluted                                     9,765,177        6,249,858

(1) Certain September 30, 1997 amounts were reclassified to reflect classifications in the December 31, 1997 audited financial statements and September 30, 1998 unaudited interim financial statements.

                            See accompanying notes.

                      Midway Airlines Corporation

                       Statements of Cash Flows
                        (Dollars in Thousands)


                                                          Nine Months Ended        Year Ended
                                                            September 30,          December 31
                                                         1998           1997           1997
                                                       -----------------------       --------
                                                            (Unaudited)
Operating Activities

Net income                                             $ 11,528       $ 22,252       $ 24,894
Adjustments to reconcile net income to net
  cash provided by operating activities
       Depreciation and amortization                      4,293          1,379          1,999
       Capitalized interest on purchase deposits           (597)            --             --
       Special recapitalization charge                       --          1,225            750
       Extraordinary gain                                    --        (15,272)       (15,969)
       Provision for deferred income taxes                5,052
       Loss on disposition of assets                         60             --             --
Changes in operating assets and liabilities
  Restricted cash                                        (7,959)        (1,037)          (811)
  Accounts receivable                                    (8,054)        (9,380)        (1,760)
  Inventories                                              (968)          (337)        (1,714)
  Prepaid and other                                      (2,461)        (2,137)          (226)
  Aircraft lease deposits and other                        (660)          (294)          (462)
  Accounts payable and accrued expenses                   1,947          3,586            897
  Accrued excise taxes and income taxes                  (1,914)           120         (1,505)
  Advance ticket sales                                    6,603          7,464          2,708
  Other current liabilities                              (1,486)        (2,514)           243
  Other noncurrent liabilities                             (131)           (94)          (279)
                                                       --------       --------       --------

  Net cash provided by operating activities               5,253          4,961          8,765
                                                       ========       ========       ========

Investing activities
  Purchase of short-term investments                     (8,250)       (73,758)       (78,278)
  Sale of short-term investments                            751         60,826         77,527
  Purchase of equipment and property                     (6,027)        (7,096)        (7,335)
  Aircraft and equipment purchase deposits                 (975)        (1,350)       (17,133)
                                                       --------       --------       --------

  Net (cash used) in investing activities               (14,501)       (21,378)       (25,219)
                                                       ========       ========       ========

Financing activities
  Issuance of common and preferred stock                    156         22,000         60,257
  Proceeds from issuance of long-term debt                1,800             --             --
  Repayment of long-term debt                           (19,025)        (1,570)        (1,481)
  Accreted interest on long-term debt                       441          1,114          1,518
  Principal payments on capital lease obligations          (252)          (109)          (136)
                                                       --------       --------       --------

  Net cash (used in) provided by financing
    activities                                          (16,880)        21,435         60,158
                                                       ========       ========       ========

Increase (decrease) in cash and cash equivalents        (26,128)         5,018         43,704
                                                       --------       --------       --------
Cash and cash equivalents, beginning of period           54,509         10,805         10,805

Cash and cash equivalents, end of period               $ 28,381       $ 15,823       $ 54,509
                                                       ========       ========       ========

Supplemental cash flow information
  Interest paid                                        $  2,447       $    117       $    125
                                                       ========       ========       ========
  Income taxes paid                                    $  6,204       $  1,500       $  2,600
                                                       ========       ========       ========

Schedule of non-cash activities
  Issuance of long-term debt for assets                $ 51,425       $    300       $ 34,531
  Receivable offset against related
    liabilities                                        $     --       $    (59)      $    (59)

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

Income Taxes


Net operating loss carry forward tax benefits which originated prior to the quasi-reorganization are credited to additional paid-in capital, when utilized, in accordance with the provisions of Statement of Financial Accounting Standards No. 109.

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

3. Prepaids and Other

Prepaids and Other consist of the following (in thousands):

                                                   September 30   December 31
                                                       1998          1997
                                                   --------------------------
     Prepaid income taxes                               $6,204       $    0
     Prepaid EETC costs                                  2,639            0
     Prepaid commissions                                 1,667        1,597
     Prepaid passenger booking costs                     1,991        1,392
     Other                                               2,834        3,734
                                                   --------------------------
                                                       $15,335       $6,723
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
                                                  =======

7. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:


                                                         Three months ended          Nine months ended
                                                            September 30,              September 30,
                                                      -------------------------   -------------------------
                                                          1998         1997(1)        1998         1997(1)
                                                      -----------   -----------   -----------   -----------
Numerator:
 Net income(2)                                        $ 2,375,000   $ 1,722,000   $11,528,000   $22,252,000

Denominator:
 Denominator for basic earnings per share--
  weighted average shares                               8,577,747     5,859,375     8,566,408     5,859,375
 Effect of dilutive securities:
  Employee stock options                                  758,878             0       808,176             0
  Warrants                                                390,590       390,483       390,593       390,483
 Dilutive potential common shares                       1,149,468       390,483     1,198,769       390,483
                                                      -----------------------------------------------------
 Denominator for diluted earnings per share--
  adjusted weighted average shares                      9,727,215     6,249,858     9,765,177     6,249,858
                                                      =====================================================

Basic earnings per share                              $      0.28   $      0.29   $      1.35   $      3.80
Diluted earnings per share                                   0.24          0.28          1.18          3.56

(1) Options to purchase 1,005,245 shares of common stock at $4.02 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 1997 because the exercise price of the options was equal to the average market price of the common shares and, therefore, the effect would be nondilutive.

(2)   Numerator for basic and diluted earnings per share.


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

Item 6. Exhibits and Reports on Form 8-K.

(a.)                              EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

4.1+ Pass Through Trust Agreement, (1A-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1A-S) and the issuance of 7.14% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1A-S) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class A Certificate).

4.2+ Pass Through Trust Agreement, (1A-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1A-O) and the issuance of 7.14% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1A-O) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class A Certificate).

4.3+ Pass Through Trust Agreement, (1B-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1B-S) and the issuance of 8.14% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1B-S) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class B Certificate).

4.4+ Pass Through Trust Agreement, (1B-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1B-O) and the issuance of 8.14% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1B-O) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class B Certificate).

4.5+ Pass Through Trust Agreement, (1C-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1C-S) and the issuance of 8.92% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1C-S) Pass Through Certificate representing fractional undivided interest in the Trust (including form of Class C Certificate).

4.6   [Intentionally omitted]

4.7+ Pass Through Trust Agreement, (1C-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1C-O) and the issuance of 8.92% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1C-O) Pass Through Certificate representing fractional undivided interest in the Trust (including form of Class C Certificate).

4.8+ Pass Through Trust Agreement, (1D-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1D-S) and the issuance of 8.86% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1D-S) Pass Through Certificate representing fractional undivided interest in the Trust (including form of Class D Certificate).

4.9+ Pass Through Trust Agreement, (1D-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of Maryland, as Trustee, made with respect to the formation of Midway Airlines Pass Through Trust, Series 1998-1 (1D-O) and the issuance of 8.86% Midway Airlines Corporation Pass Through Trust, Series 1998-1 (1D-O) Pass Through Certificate representing fractional undivided interest in the Trust (including form of Class D Certificate).

4.10+ Note Purchase Agreement, dated as of August 13, 1998, between Midway
      Airlines Corporation and The First Bank of Maryland, as Trustee, The First National Bank of Maryland, as Pass Through Trustee under each of the Pass Through Trust Agreements, The First National Bank of Maryland, as Subordination Agent, First Union Trust Company, National Association, as Escrow Agent and The First National Bank of Maryland, as Paying Agent.

4.11+ Deposit Agreement, (Class A), dated as of August 13,1998, between First
      Union Trust Company, National Association as Escrow Agent and First Union National Bank as Depositary.

4.12+ Deposit Agreement, (Class B), dated as of August 13,1998, between First
      Union Trust Company, National Association as Escrow Agent and First Union National Bank as Depositary.

4.13+ Deposit Agreement, (Class C), dated as of August 13,1998, between First
      Union Trust Company, National Association as Escrow Agent and First Union National Bank as Depositary.

4.14+ Deposit Agreement, (Class D), dated as of August 13,1998, between First
      Union Trust Company, National Association as Escrow Agent and First Union National Bank as Depositary.

4.15+ Irrevocable Revolving Credit Agreement, (Class-A Certificates), dated as of August 13,1998, between The First National Bank of Maryland, not in its individuality capacity but solely as Subordination Agent, as agent and trustee for the Midway Airlines 1998-1A Pass Through Trust, as Borrower and ABN AMRO Bank N.V., Chicago Branch as Liquidity Provider.

4.16+ Irrevocable Revolving Credit Agreement, (Class-B Certificates), dated as of August 13,1998, between The First National Bank of Maryland, not in its individuality capacity but solely as Subordination Agent, as agent and trustee for the Midway Airlines 1998-1B Pass Through Trust, as Borrower and ABN AMRO Bank N.V., Chicago Branch as Liquidity Provider

4.17+ Irrevocable Revolving Credit Agreement, (Class-C Certificates), dated as of August 13,1998, between The First National Bank of Maryland, not in its individuality capacity but solely as Subordination Agent, as agent and trustee for the Midway Airlines 1998-1C Pass Through Trust, as Borrower and ABN AMRO Bank N.V., Chicago Branch as Liquidity Provider.

4.18+ Intercreditor Agreement, dated as of August 13, 1998 among The First
      National Bank of Maryland, not in its individual capacity but solely as Trustee under the Midway Airlines Pass Through Trust 1998-1A, Midway Airlines Pass Through Trust 1998-1B, Midway Airlines Pass Through 1998-1C and Midway Airlines Pass Through Trust 1998-1D, ABN AMRO BANK, N.V. Chicago Branch as Class A Liquidity Provider, Class B Liquidity Provider and Class C Liquidity Provider and The First National Bank of Maryland not in its individual capacity except as expressly set forth herein but solely as Subordination Agent and trustee hereunder.

4.19+ Escrow and Paying Agent Agreement, (Class A), dated as of August 13, 1998 among First Union Trust Company, National Association as Escrow Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation as Initial Purchasers, The First National Bank of Maryland not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Midway Airlines Pass Through Trust 1998-1A-O as Pass Through Trustee and The First National Bank of Maryland as Paying Agent.

4.20+ Escrow and Paying Agent Agreement, (Class B), dated as of August 13, 1998 among First Union Trust Company, National Association as Escrow Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation as Initial Purchasers, The First National Bank of Maryland not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Midway Airlines Pass Through Trust 1998-1B-O as Pass Through Trustee and The First National Bank of Maryland as Paying Agent.

4.21+ Escrow and Paying Agent Agreement, (Class C), dated as of August 13, 1998 among First Union Trust Company, National Association as Escrow Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation as Initial Purchasers, The First National Bank of Maryland not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Midway Airlines Pass Through Trust 1998-1C-O as Pass Through Trustee and The First National Bank of Maryland as Paying Agent.

4.22+ Escrow and Paying Agent Agreement, (Class D), dated as of August 13, 1998 among First Union Trust Company, National Association as Escrow Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation as Initial Purchasers, The First National Bank of Maryland not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Midway Airlines Pass Through Trust 1998-1D-O as Pass Through Trustee and The First National Bank of Maryland as Paying Agent.

4.23+ Registration Rights Agreement, dated as of August 13, 1998, among Midway
      Airlines Corporation, a Delaware Corporation (the "Company"), The First National Bank of Maryland, as Trustee under each of the Trust Agreements, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation (the "Placement Agents").

10.1+ Purchase Agreement, dated as of August 6,1998, by and among Midway
      Airlines Corporation, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston.

10.2+ Participation Agreement dated as of September 10, 1998 among Midway
      Airlines Corporation as Lessee, NCC Charlie Company as Owner Participant, First Union Trust Company, National Association not in its individual capacity (except as otherwise expressly set forth herein) but solely as Owner Trustee, The First National Bank of Maryland as Indenture Trustee, The First National Bank of Maryland as Pass-Through Trustee and The First National Bank of Maryland as Subordination Agent. Midway Airlines Corporation is a party to two additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.3+ Trust Agreement dated as of September 10, 1998 between NCC Charlie Company as Owner Participant and First Union Trust Company, National Association as Owner Trustee. There are two additional Trust Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.4+ Trust Indenture and Security Agreement dated as of September10, 1998 between First Union Trust Company, National Association not in its individual capacity except as expressly provided herein but solely as Owner Trustee and The First National Bank of Maryland as Indenture Trustee. There are two additional Trust Indenture and Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.5+ Indenture Supplement No. 1 dated as of September 30, 1998 of First Union
      Trust Company, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee. There are two additional Indenture Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

10.6*+Lease Agreement dated as of September 10, 1998 between First Union Trust
      Company, National Association as Owner Trustee and Lessor and Midway Airlines Corporation as Lessee. Midway Airlines Corporation is a party to two additional Leases which are substantially identical in all material respects except as indicated on the exhibit.

10.7+ Lease Supplement No. 1 Dated as of September 10, 1998 between First Union
      Trust Company, National Association not in its individual capacity but solely as Owner Trustee except as otherwise provided herein, the Lessor and Midway Airlines Corporation, as Lessee. Midway Airlines Corporation is a party to two additional Lease Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

10.8+ Purchase Agreement Assignment and Aircraft Manufacturer's Consent dated as of September 10, 1998 between Midway Airlines Corporation as Assignor and First Union Trust Company, National Association as Assignee. Midway Airlines Corporation is a party to two additional Purchase Agreement Assignment and Aircraft Manufacturer's Consents which are substantially identical in all material respects except as indicated on the exhibit.

10.9+ Engine Warranty Assignment and Engine Manufacturer's Consent dated as of
      September 10, 1998 between Midway Airlines Corporation, First Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee and General Electric Company. Midway Airlines Corporation is a party to two additional Engine Warranty Assignment and Engine Manufacturer's Consents which are substantially identical in all material respects except as indicated on the exhibit.

10.10+General Terms Agreement between General Electric Company and Midway
      Airlines Corporation.

10.11+Concourse Lakeside Lease Agreement by and between Concourse Lakeside I,
      LLC, as Landlord, and Midway Airlines Corporation, as Tenant.

24.1  Powers of Attorney of Certain Officers and Directors of the Company.

27    Financial Data Schedule

----------
* Confidential treatment requested for omitted portions of exhibit. Omitted portion has been filed separately with the Commission.
+ Filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

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

                                          Midway Airlines
Corporation
                                          Registrant

February 24, 1999                         By /s/ STEVEN WESTBERG
                                          Steven Westberg
                                          Sr. Vice President and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 1999.

Signature                                 Capacity

/s/ ROBERT R. FERGUSON, III*              Chairman of the Board of Directors,
----------------------------              President and Chief Executive Officer
Robert R. Ferguson, III                   (Principal Executive Officer)


/s/ STEVEN WESTBERG*                      Senior Vice President and Chief
----------------------------              Financial Officer (Principal Financial
Steven Westberg                           and Accounting Officer)


/s/ GREGORY HARDING-BROWN*                Director
----------------------------
Gregory Harding-Brown

/s/ W. GREYSON QUARLES*                   Director
----------------------------
W. Greyson Quarles

/s/ GREGORY J. ROBITAILLE*                Director
----------------------------
Gregory J. Robitaille

/s/ HOWARD WOLF*                          Director
----------------------------
Howard Wolf

* Steven Westberg hereby signs on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.