Form 10-K
period 1998-12-31
MIDWAY AIRLINES CORP
filed 1999-02-24
CIK 946323

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Aggregate approximate market value of voting stock held by non-affiliates as of February 19, 1999: $61.2 MILLION

As of February 19, 1999 there were 8,602,395 shares of Common Stock, $.01 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated                                      Part of Form 10-K
-----------------------------                              -----------------
Proxy Statement for 1999 Annual Meeting of Shareholders    Part III, Items 10-13


                          MIDWAY AIRLINES CORPORATION
                                   FORM 10-K

For the year ended December 31, 1998

TABLE OF CONTENTS

  PART I

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

  PART IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  SIGNATURES

  SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS

  EXHIBIT INDEX

PART I

Item 1. Business

Midway Airlines Corporation ("Midway" or the "Company") was incorporated under the laws of the State of Delaware in 1983 as Jet Express Inc. and renamed Midway Airlines Corporation in November 1993 in connection with its commencement of jet operations. The Company is an all jet aircraft operator serving 19 destinations in 12 states from its hub at Raleigh-Durham International Airport ("RDU") in North Carolina, where it currently carries more passengers and operates more flights than any other airline. The Company focuses its operations to attract and retain business travelers by providing frequent non-stop service from RDU to major business destinations, maintaining a high level of service and offering American Airlines Inc. ("American") AAdvantage(R) frequent flyer miles. The Company currently operates one of the youngest all jet fleets in the United States with ten 98-seat Fokker F-100s, 11 50-seat Canadair Regional Jets ("CRJs")and one 148-seat Airbus A320. The 11 CRJs were delivered to the Company in the period from December 1997 through January 1999. To further serve its market niche, the Company has firm orders for 12 additional CRJs to be delivered by March 2000. The Company has options to acquire up to 17 additional CRJs with later delivery dates. The Company removed from service two F-100s at the end of their leases in November and December of 1998. The Company intends to remove from service at the end of their lease terms two additional F-100s and the A320 in the first half of 1999. The Company anticipates that the 12 additional CRJs will expand the Company's capacity as measured by departing seats by 15%, taking into account the aircraft to be removed from service as described above. They will be utilized to serve existing Midway destinations with greater frequency and to enter new routes, providing Midway's customers with more non-stop jet destinations.

In March 1995, the Company moved its base of operations from Chicago to RDU following American's reduction in service in the Raleigh-Durham market. RDU offers modern facilities with room for the Company to grow. The Company subleases or has options to sublease 19 of the 27 gates at one of RDU's two terminals, Terminal C. The remaining eight gates in Terminal C are used or controlled by American and Corporate Airlines, the latter of which is Midway's code sharing commuter partner. Substantially all of the gates at RDU's other terminal are occupied.

The Company maintains a significant relationship with American. Part of this relationship includes contractual arrangements with American that allow Midway to offer AAdvantage(R) miles to, and accept AAirpass(R) tickets, American first class upgrades and AAdvantage(R) reward travel from, its passengers. Midway also contracts with American for important services, including yield management, maintenance, ground handling and fueling.

In February 1997, the Company completed a Recapitalization (the "Recapitalization"), resulting in a change in ownership and management. The Recapitalization resulted in reductions of approximately $12 million in annual expenses, including a decrease in aircraft rent expense, a decrease in facility rentals, a decrease in the cost of certain services and a reduction in net interest expense.

In addition to the Recapitalization, the Company discontinued flying certain unprofitable long-haul routes. Since the Recapitalization, the Company has experienced a significant improvement in profitability and financial condition. The Company believes that its improved results are attributable to the benefits realized from the Recapitalization, route restructuring, improved yield management, increased capacity and passenger demand, and a generally strong economic environment.

In December 1997, the Company completed an initial public offering of its common stock at $15.50 per share. Of the 4,830,000 shares of common stock sold, 2,699,320 shares were sold by the Company and the remaining 2,130,680 shares were sold by selling stockholders. Proceeds to the Company, net of underwriters' discount and offering expenses, were approximately $37.7 million.

OPERATING STRATEGY

The principal elements of the Company's operating strategy are:

o ATTRACT HIGH-YIELDING LOCAL BUSINESS TRAVELERS. Based on 1998 data, the Company's yields were higher than the yields of many other jet operators. To attract high-yielding passengers, the Company has designed its operations to serve the needs of business travelers flying to and from Raleigh-Durham. The Company has developed relationships with major corporations located in the Raleigh-Durham area, and offers these business travelers frequent non-stop jet service, as well as an attractive, high quality in-flight product and AAdvantage(R) frequent flyer miles. The Company believes this focus on the needs of business travelers has produced a loyal customer base and a higher percentage of business travelers than other carriers.

o MAINTAIN HIGH QUALITY OPERATIONS. Because the Company's business customers require consistent, dependable performance, Midway is committed to meeting the highest operational standards. The Company believes its completion factor and on-time performance levels were higher than those of the major carriers. The Company achieved these performance measures by (i) operating one of the youngest all jet fleets in the United States, with an average age of 2.6 years as of December 31, 1998, (ii) maintaining spare aircraft to ensure a high completion factor and (iii) using high quality maintenance providers such as American, affiliates of Bombardier Inc. and of Rolls-Royce.


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

o CONTINUE TO REDUCE OPERATING COSTS. Because of its focus on business travelers and premium service, its small aircraft and its relatively short average stage length, the Company operates with yields and a cost per available seat mile that are higher than industry averages. The Company is committed to maintaining a competitive cost structure and has identified a number of cost reduction opportunities. In addition to the cost savings resulting from the Recapitalization, the Company has entered into new maintenance contracts, reduced dependence on third-party vendors for reservation call handling, reduced the cost of credit card processing and reduced certain insurance costs. The Company has also lowered the travel agency base commission rate and implemented an automated voice-response flight information system. Although the introduction of regional jet aircraft will shorten average stage length, the Company believes it should result in additional cost benefits, including greater economies of scale and more efficient utilization of facilities and personnel.

GROWTH STRATEGY

The Company believes that RDU is relatively under-served with respect to non-stop flights. To address this need and to better serve its core business customers, since December 1997, the Company has placed in service 11 recently acquired 50-seat CRJs. The Company has firm orders for 12 additional CRJs, which are scheduled to be delivered in 1999 and early 2000 and has options to acquire up to 17 additional CRJs.

The principal elements of the Company's growth strategy are:

o INCREASE FREQUENCIES TO CURRENT MARKETS. The Company's market share and route profitability are greatest on routes where it offers the same or higher frequency and better timing of flights compared to its competitors. The Company's core customers are business travelers who generally pay higher fares and select an airline primarily based on convenience of schedule. Introduction of the new CRJs has enabled the Company to increase frequency and offer more convenient scheduling to current markets, without necessarily increasing overall capacity in these markets. With the delivery of the eleven new CRJs, the Company has increased frequency to Boston, Ft. Lauderdale, Hartford, Newark, Newburgh, Orlando, Philadelphia and Tampa.

o INCREASE NUMBER OF MARKETS SERVED. The Company has identified a number of new market opportunities that it believes can support service primarily on an "origination and destination" (i.e., local passenger) basis. In addition, the Company believes that existing demand on a number of routes currently served with 19-seat turboprop aircraft by Midway's code sharing commuter partner, Corporate Airlines, can support 50-seat CRJ service. The Company believes that some customers have a strong preference for jet service, and will pay a premium or choose a connecting flight to avoid flying on turboprop aircraft. The Company anticipates attracting these customers with the introduction of the CRJs in these markets. Four of the new CRJs were utilized to initiate service to Columbus, Ohio, Indianapolis, Indiana, Jacksonville, Florida and New Orleans, Louisiana. Available CRJ aircraft time has also been used to initiate supplemental (one round-trip per day) CRJ service to Charleston, Columbia and Myrtle Beach, South Carolina, all of which are served by Corporate Airlines at other times of the day.

Opening new markets requires the commitment of a substantial amount of resources, both before the new services commence and throughout the early phases of the new operation. There can be no assurance that the Company will be able to identify and successfully establish new markets.

RALEIGH-DURHAM MARKET

The Company believes that it is well positioned to benefit from the rapidly expanding Raleigh-Durham area. Raleigh-Durham's metropolitan population is approximately 1.1 million.

The Company currently carries more passengers and operates more flights at RDU than any other airline. Air travel at RDU has grown by an average of 9% per year from 1991 to 1997, compared to 5% for the United States as a whole. The Company believes that the area's growing business community offers opportunities for expansion at RDU with regional jets. The Company's growth has focused and will continue to focus on adding flights to and from its Raleigh-Durham base of operations. Because all of Midway's current flights have Raleigh-Durham as the origin or destination, it remains highly dependent upon the Raleigh-Durham market. Thus a reduction in share of the Raleigh-Durham market or reduced passenger traffic to or from Raleigh-Durham could have a material adverse effect on the Company's financial condition and results of operations. In addition, Midway's dependence on a single hub and on a route network operating largely on the East Coast makes the Company more susceptible to adverse weather conditions along the East Coast than some of its competitors that may be better able to spread weather-related risks over larger route systems.

SERVICES

ROUTES AND SCHEDULE

The Company currently provides non-stop service from RDU to the following 19 cities: Atlanta, Georgia; Boston, Massachusetts; Charleston, South Carolina; Columbia, South Carolina; Columbus, Ohio; Ft. Lauderdale, Florida; Hartford, Connecticut; Indianapolis, Indiana; Jacksonville, Florida; Myrtle Beach, South Carolina; Newark, New Jersey; New Orleans, Louisiana; New York/LaGuardia, New York; Orlando, Florida; Philadelphia, Pennsylvania; Stewart/Newburgh, New York; Tampa, Florida; Washington, D.C.; and West Palm Beach, Florida. The Company believes that business travelers select an airline primarily based on convenience of schedule, with a strong preference for frequent, non-stop service. Midway believes that three flights per day is the minimum service pattern necessary to successfully serve its core business customers, and therefore currently offers between three and six flights per business day in all but two of its all jet markets. The introduction of the CRJs has allowed the Company to increase frequency in several markets without necessarily increasing overall capacity in these markets.

HIGH QUALITY CUSTOMER SERVICE

The Company has consistently promoted, and been recognized by its customers for, quality customer service that distinguishes Midway from other airlines. Midway believes it has attained its superior level of customer service through the efforts of its professional and personable employees and the provision of amenities such as greater leg room, leather seating (on all aircraft except the Company's single A320), gourmet coffee, quality snacks and a quiet, modern all jet fleet. Although the Company does not report on-time statistics and baggage delivery performance, it consistently ranks high relative to the nation's ten largest airlines that do report these statistics to the DOT. For example, for the 12 months ended December 31, 1998, using DOT statistics and statistics compiled from its own reports, Midway's on-time performance and baggage delivery performance exceeded that of all major carriers.

MAINTENANCE AND SUPPORT

The Company is dedicated to providing the highest level of maintenance quality and reliability. The Company's emphasis on high quality maintenance is evidenced by its experienced maintenance management, extensive and recurrent mechanic training and selection of high quality maintenance providers. The Company performs all low level checks (below "C" Check) and non-routine maintenance at RDU or at a maintenance facility in Orlando, Florida. Major inspections and overhauls of the airframes and engines are conducted by contract vendors whose work and procedures are closely monitored by Midway maintenance management personnel. The principal contract vendors currently engaged by the Company to perform major inspections of the airframe and to perform engine overhauls include American and affiliates of Bombardier Inc. and of Rolls-Royce.

Ten of Midway's current 22 aircraft are Fokker F-100s. Fokker Aircraft B.V., a Dutch corporation, entered into insolvency proceedings in March 1996 and ceased operations. As a result, the Fokker F-100 is no longer being manufactured and the Company's cost to maintain this aircraft generally exceeds the cost of those aircraft that continue to be produced. Vendors and suppliers of key parts are generally fewer in number and their products more expensive, and engineering is not as readily available.

SALES AND MARKETING

PRICING AND YIELD MANAGEMENT

The Company's strategy is designed to result in premium yields. The Company believes its efforts to identify favorable markets and provide premium non-stop service enables it to generate a high degree of loyalty among its passengers and to attract a large percentage of business travelers on its flights. Pursuant to an agreement with American, the Company began implementing a version of American's yield management system in 1996, and it became fully operational in February 1997. The system has enabled Midway to significantly enhance its ability to maximize revenues. Midway's license to use the system and to obtain related services from American personnel currently extends through August
2001, and may be extended thereafter at market terms or may be perpetually licensed by Midway for a fixed price.

DISTRIBUTION

Midway approximately 66% of its tickets through travel agents. Travel agents receive commissions from airlines based on the price of the tickets they sell. In 1995, many airlines began limiting or capping the amount of commissions they would pay to agents for certain higher priced tickets and in September 1997, several major carriers lowered their base commission rate from 10% to 8%. At the time Midway elected not to lower its base commission rate to 8%, but to further study its base commission rate and its impact on sales growth. In March 1998, following analysis, the Company elected to lower its base commission rate to 8% with no cap.

Midway pays additional commissions, referred to as "overrides", to some travel agents in connection with special revenue programs. The Company believes these override programs result in incremental revenue to the Company. Special services offered include Midway's full-time staffing of the "Carolina Desk" within its sales department to answer questions or otherwise attend to the needs of these important customers. The Company believes that the combination of higher available commissions, the development of relationships between these travel agents and senior management and the devotion of resources to meet the needs of these agencies has resulted in strong support of Midway by travel agencies.

CORPORATE RELATIONSHIPS

The Company believes that it receives a substantial share of travel from the local Raleigh-Durham business community on the routes that it serves. The Company believes that this success is in part a result of its significant efforts to meet the demands of its core business customers, its established relationships with many local, national and international corporations in the Raleigh-Durham area and the support it receives as the "hometown" airline. Discounts are offered to a limited number of corporations in exchange for a premium share of their travel. Employees of some of these corporations may also be offered discounts for leisure weekend travel on flights that would otherwise operate with empty seats. This program, called "Midway Weekend Madness", has helped build loyalty in the Raleigh-Durham market. Midway sales agents visit customers on a regular basis to solicit their input and to answer questions. Each sales manager is supported by a help desk staffed full time by employees trained to meet these customers' needs.

AMERICAN RELATIONSHIP

The Company maintains a significant relationship with American. Part of this relationship includes contractual arrangements with American that allow Midway to participate in the AAdvantage(R) frequent flyer program and accept AAirpass(R) tickets and American first class upgrades from its passengers. Midway also contracts with American for its sublease of the RDU facility and a number of important services, including yield management, maintenance, ground handling and fueling.

American may terminate Midway's participation in the AAdvantage(R) program under several circumstances, including (i) the Company's commencement of a new frequent flyer program or its participation in another frequent flyer program,
(ii) any person or group becoming the owner of 20% or more of the Company's outstanding voting securities or any "Disqualified Investor" becoming the owner of 10% or more of the Company's outstanding voting securities, (iii) the making of a significant acquisition by the Company or (iv) the Company entering into any marketing-oriented collaborative agreement with another airline which American reasonably believes would likely materially adversely affect American's interests or objectives under any of its or its affiliates' agreements with the Company. "Disqualified Investor" is defined as (i) any other airline or airline-related services company, (ii) any person or entity offering a frequent traveler program or (iii) any person or entity that American believes would likely, by virtue of its affiliation with the Company, materially adversely affect American's interests or objectives under any of its or its affiliates' agreements with the Company. In addition, American may terminate the Company's sublease of the RDU facility and one other service agreement that the Company has with American if any person or group acquires 30% or more of the Company's voting securities. Finally, if the Company pays any dividends or makes any other cash or asset distribution to its stockholders without American's consent at any time prior to the Company's payment in full of a certain promissory note to American, then American may terminate the RDU facility sublease, the Company's right to offer AAdvantage(R) frequent flyer benefits, the Company's license of the yield management system and one other service agreement.

FREQUENT FLYER PROGRAM

Midway has been a partner in American's AAdvantage(R) frequent flyer program since March 1995. Upon its arrival at RDU, Midway's participation in this program quickly facilitated its access to a large and loyal group of AAdvantage(R) members in the Raleigh-Durham area and along the East Coast. For payment of a per-mile fee, the Company is able to offer its passengers the ability to obtain award mileage on every current flight (other than those to and from Columbus, Ohio and Indianapolis, Indiana) and AAdvantage(R) award certificates can be redeemed for travel on Midway, American or other AAdvantage(R) partners. Midway's contract with American extends through April 30, 2001 and gives the Company the ability to offer AAdvantage(R) miles on several additional routes, though the Company may add new routes without having the ability to offer AAdvantage(R) miles. The ability to offer AAdvantage(R) miles on additional routes and the extension of the term of the agreement are the subject of ongoing discussions between the Company and American. The Company believes its participation in the AAdvantage(R) program gives it access to a flexible and extremely powerful marketing tool. However, due to the potential limitations of the agreement (including the number of additional markets and the term of the agreement), the Company may in the future choose to develop its own frequent flyer program or participate in an alternate program.

MARKETING

The Company markets its services through listings in computer reservations systems and the Official Airline Guide; through advertising and promotions in newspapers, magazines, billboards and radio; and through direct contact with travel agencies, corporate travel departments, wholesalers and consolidators. The Company maintains a nationwide toll-free telephone number for use by passengers to make reservations and purchase tickets and has sales representatives assigned to all regions where Midway operates. The service mark "Feel Like Flying Again" was adopted in 1995 when the Company began RDU operations to communicate a level of service that is reminiscent of flying when airlines generally provided higher quality service than is perceived today.

EMPLOYEES AND LABOR RELATIONS

As of December 31, 1998, the Company had the number of full time equivalent employees in the categories listed below:

                  Flight Operations                   212
                  Inflight                            146
                  Passenger Services                  281
                  Maintenance                          65
                  Reservations & Marketing            136
                  Accounting & Finance                 26
                  Administrative                       59
                                                      ---
                  Total                               925
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

The Company's pilots and fleet service (ramp) employees are represented by labor unions. The pilots' representative, Air Line Pilots Association, was elected in December 1997, and the ramp employees' representative, International Association of Machinists & Aerospace Workers, AFL-CIO, was elected in June 1998. Prior to those times, none of the Company's employees were represented by a union. Although the Company believes mutually acceptable agreements can be reached with the unions representing such employees, it has only recently begun negotiations and, therefore, the ultimate outcome of such negotiations is unknown at this time. In a December 1998 representation election the Association of Flight Attendants, AFL-CIO ("AFA") obtained the votes necessary to represent Midway's flight attendants. On December 18, 1998 Midway filed a motion with the National Mediation Board ("NMB") alleging that the AFA interfered with the election. In February 1999 the NMB found that the AFA had made misrepresentations during the December 1998 election campaign but never-the-less certified the AFA as the representative of Midway's flight attendants. No determination has yet been made whether or not to seek judicial review of this decision by the NMB.

The Company believes its management and employees have a good relationship. Management, including the Company's President and Chief Executive Officer, meet with pilots, flight attendants, customer service agents and other employees on a routine basis to discuss Company objectives as well as more specific labor related issues such as scheduling, compensation and work rules. Management believes it has addressed concerns in a timely and responsive manner.

GOVERNMENT REGULATION

GENERAL

The Company is subject to the jurisdiction of and regulation by the DOT, the FAA and certain other governmental agencies. The DOT principally regulates economic issues affecting air service such as air carrier certification and fitness, insurance, authorization of proposed scheduled and charter operations, consumer protection and competitive practices. In 1993, the Company was granted a Certificate of Public Convenience and Necessity pursuant to Section 401 of the Federal Aviation Act authorizing it to engage in air transportation. The DOT has authority to investigate and institute proceedings to enforce its economic regulations and may in certain circumstances assess civil penalties, revoke operating authority and seek criminal sanctions.

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

In August 1998, the Compliance and Enforcement Branch of the Drug Abatement Division of the FAA conducted an inspection of the Company's compliance with certain regulations related to its alcohol and drug testing programs. In September 1998, the FAA notified the Company that it was investigating alleged violations discovered during the August 1998 inspection. The Company responded to these alleged violations in October 1998 and has received no further correspondence from the FAA in this respect. The Company is unable to determine whether the FAA's investigation will result in the finding of violations of these regulations and, if so, whether the FAA will pursue an assessment as a result of any such findings or what the amount of any such assessment might be. The Company believes that any such assessment would not have a material effect on the Company.

The FAA also has authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and engines, fire retardant and smoke detection devices, increased security precautions, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future.

The Company is regulated by the Environmental Protection Agency and state and local agencies with respect to the protection of the environment and to the discharge of materials into the environment. At its aircraft line maintenance facilities, the Company uses materials that are regulated as hazardous substances under federal and state law. The Company maintains programs to protect the safety of its employees who use these materials and to manage and dispose of any waste generated by the use of these materials, and believes that it is in substantial compliance with all applicable laws and regulations.

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

SLOTS

The FAA's regulations currently limit the availability of, and permit the buying, selling, trading and leasing of, certain airline slots, including those at Chicago's O'Hare, New York's LaGuardia and Kennedy International and Washington, D.C.'s National airports. A slot is an authorization to take off or land at the designated airport within a specified time window. Midway uses ten slots at New York's LaGuardia Airport, three of which are owned and seven of which are leased from a third party airline. Midway uses eight slots at Washington, D.C.'s National Airport, two of which are owned and six of which are leased from a different third party airline. Although the Company's slot leases at each of National Airport in Washington D.C. and LaGuardia Airport in New York are currently scheduled to expire in April 2000, the Company believes it will be able to renew these leases on terms that will be acceptable to the Company.

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

FOREIGN OWNERSHIP

Pursuant to law and the regulations of the DOT, the Company must be effectively controlled by United States citizens. In this regard, the Company's President and at least two-thirds of the Company's Board of Directors must be United States citizens and not more than 25% of the Company's voting stock may be owned by foreign nationals (although subject to DOT approval the percent of foreign economic ownership may be as high as 49%).

FUEL

The cost of fuel is a significant operating expense, constituting approximately 13.4%, 12.6% and 10.5% of total expenses for the years ended December 31, 1996, 1997 and 1998, respectively. Historically, jet fuel costs have been subject to wide price fluctuations. Jet fuel availability is also subject to periods of market surplus and shortage. Because of the effect of such events on price and availability of oil, the cost and future availability of jet fuel cannot be predicted with any degree of certainty.

The Company's fuel requirements are met by approximately a dozen different suppliers. The Company contracts with these suppliers as fuel is needed, and the terms vary as to price and quantity. The Company has not entered into any agreement that fixes the price of fuel over any period of time.

COMPETITION

The airline industry is highly competitive and the Company competes with other air carriers on many of its routes. Nearly all of these carriers have greater financial resources than the Company, and most of them have lower unit costs than the Company. Furthermore, the introduction of service or discounted fares by a major U.S. airline or one of its low cost affiliates in markets served by the Company could have an adverse impact upon its business, financial condition and results of operation. Since late 1997, the Company has experienced, and likely will continue to experience, increased competition in the Raleigh-Durham market.

INSURANCE

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

CONTROL BY EXISTING SHAREHOLDERS

James H. Goodnight, Ph.D., and John P. Sall currently own approximately 31.9% and 15.5%, respectively, of the Company's outstanding shares of Common Stock, without giving effect to the shares that may be issued upon the exercise of outstanding warrants and stock options. Although the Company is not aware of any arrangement or understanding, contractual or otherwise, that obligates Dr. Goodnight and Mr. Sall to act in concert with respect to the Company, such level of stock ownership by Dr. Goodnight and Mr. Sall may allow them to elect all of their designees to the Board of Directors and to control the outcome of virtually all matters submitted for a vote of stockholders. The combined equity interests of Dr. Goodnight and Mr. Sall in Midway may have the effect of making certain transactions more difficult or of delaying, deferring or preventing a change in control of the Company.

Item 2. Properties

FLIGHT EQUIPMENT

Midway operates as of January 31, 1999 a fleet of ten Fokker F-100s, 11 Canadair CRJs and one Airbus A320, with an average age of 2.6 years. The F-100s are configured with eight first class seats and 90 coach seats, the CRJs are configured with 50 single class seats and the A320 is configured with ten first class seats and 138 coach seats. All of the aircraft meet Stage 3 noise requirements imposed by federal law. The Company believes that its young all-jet fleet gives it a significant advantage in attracting and retaining business travelers and improves its reliability statistics. However, the limited number of aircraft operated by the Company involves financial risks not present for larger carriers that are able to spread their operating costs over more equipment and routes. The Company's fleet at January 31, 1999 was as follows:

                OWNED      LEASED       TOTAL      AVERAGE AGE

      A320s      --           1           1            3.6
      CRJs        5           6          11            0.5
      F-100s     --          10          10            4.6

The Company has firm orders for 12 additional newly manufactured CRJ-200ER Canadair Regional Jet aircraft, all of which are scheduled to be delivered by March 2000. Midway also has options to acquire up to 17 additional CRJs with delivery dates for the first seven of these aircraft extending over a one year period beginning in the first half of 2000 and with the delivery dates for the remaining ten of these aircraft beginning in March 2002. Pursuant to an agreement with GE Aircraft Engines, a division of General Electric International, Inc., the Company intends to purchase two CF34-3B1 spare engines to support the operation of its CRJ-200ER aircraft.

The Company's lease of its Airbus A320 is scheduled to terminate in June 1999. The Company does not plan to renew the lease.

The mix of Midway's fleet between 98-seat F-100s and 50-seat CRJs should allow the Company to meet expected passenger volumes while maintaining a competitive cost structure, and should enhance the Company's ability to more efficiently match its aircraft to its route network requirements. While the relative uniformity of the fleet should also minimize training and maintenance costs (after the June 1999 retirement of the A320) the dependence on two aircraft types for substantially all of the Company's flights could have a material adverse effect.

The Company's ten F-100 leases expire in one group of two and two groups of four during the following date ranges: March 1999-May 1999, October 2003-January 2004, and January 2013, respectively. Each F-100 lessor has the right to terminate its lease on six months' prior notice, provided that no lease can be terminated if it would result in a fourth termination of any F-100 lease in any 12-month period, including scheduled terminations. This staggered schedule of lease expirations combined with the Company's options to acquire up to seventeen additional CRJs will give the Company the ability to continually evaluate and change the size and composition of its fleet over time as necessary to take advantage of changing market conditions. To support its operation of F-100 aircraft the Company acquired 2 spare Rolls Royce Tay 650-15 Engines in 1998.

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

FACILITIES

Of the 27 gates at the newer of RDU's two terminals, Terminal C, the Company currently subleases 14 gates through February 2013 and has options expiring in August 1999 to sublease through February 2013 five additional gates. The Company's corporate headquarters and reservations facility are located in Durham, NC, where it subleases approximately 30,000 square feet of space. The Durham facility sublease expires on July 31, 1999. The Company has entered into a lease for headquarters and reservations space in Morrisville, North Carolina, approximately one mile from RDU. The Company expects to occupy this space in the 2nd Quarter of 1999. The Company also occupies space in Orlando, Florida, where it performs aircraft maintenance.

At most airports other than RDU, Midway obtains the use of gates as part of third party ground handling contracts.

Item 3. Legal Proceedings

   The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The Company's common stock is traded on The Nasdaq Stock Market under the symbol "MDWY". Trading began in December 1997 upon the completion of Midway's initial public offering of common stock, and the following table sets forth the reported high and low closing sale prices of the common stock for the periods indicated:

1997                      High              Low
------                    ----              ----
Fourth Quarter          $17.500           $14.000

1998                      High              Low
------                    ----              ----
First Quarter           $21.750           $16.125
Second Quarter           21.063            17.750
Third Quarter            21.750             9.875
Fourth Quarter           14.875             9.688

1999                      High              Low
------                    ----              ----
First Quarter*          $17.125           $12.750

*through February 19, 1999

As of February 19, 1999 there were 8,602,395 shares outstanding and approximately 4,800 beneficial shareholders.

   The Company has not paid cash dividends since its formation and does not anticipate that cash dividends will be paid in the foreseeable future, since the Company intends to retain any future earnings to finance the expansion and continuing development of its business. In addition, one of the Company's debt instruments prohibits the payment of dividends until such debt has been repaid and certain aircraft leases prohibit the payment of dividends to insiders until other debt has been repaid. The declaration and payment in the future of any cash dividends will be at the election of the Company's Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, future loan covenants, general economic conditions and other pertinent factors.

Sales of Securities Other Than Sales of Equity Securities Pursuant to
Regulation S

The Initial Public Offering of Common Stock and Use of Proceeds

    The Company completed an initial public offering of common stock in December 1997.

Through December 31, 1998, the net proceeds from the offering were used as follows:

o $1.2 million paid in settlement of the Treasury Lock (see Footnote 2 of the Audited Financial Statements),
o $7.0 million to secure the Company's performance of its obligations under a credit card processing agreement,
o $3.8 million for aircraft purchase deposits
o $17.9 million for down payments and other costs on debt-financed aircraft, and
o $7.8 million was invested in cash equivalents and marketable securities pending future use.

Item 6.  Selected Financial Data

The following selected financial data are derived from the audited financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this document.


                                                           Five months                     Year ended
                                                              ended                        December 31,
                                                            December 31,
                                                               1994(12)     1995(12)     1996(1)     1997          1998
                                                               ----         ----         ----        ----          ----
                                                                     (dollars in thousands except per share amounts)
Statement of Operations Data:
Operating revenues:
     Passenger                                            $   14,662     $ 118,568    $ 173,541   $ 179,000    $ 205,566
     Other                                                     1,213         4,034        6,493       7,275        5,873
                                                            ----------    ----------   ----------  ----------   ----------
        Total operating revenues                                15,875       122,602      180,034     186,275      211,439
Operating expenses:
     Wages, salaries and related costs                           3,659        19,874       24,619      25,757       31,822
     Aircraft fuel                                               3,514        16,782       27,300      21,499       19,623
     Aircraft and engine rentals                                 5,328        30,889       34,113      30,495       29,927
     Commissions                                                 1,205         9,382       13,728      13,978       15,071
     Maintenance, materials and repairs                          1,383        13,551       17,930      15,760       16,603
     Other rentals and landing fees                              1,760        11,924       12,711       9,812        9,640
     Depreciation and amortization                                 334         2,056        1,346       1,999        6,162
     Other operating expenses                                    7,548        43,769       54,603      51,108       54,047
     Restructuring (2)                                           4,900         6,004            -           -            -
     Impairment of long-lived assets (3)                             -             -       16,941           -            -
     Equipment retirement charges (4)                                -             -            -           -        2,413
     Recapitalization (5)                                            -             -            -         750            -
                                                            ----------    ----------   ----------  ----------   ----------

        Total operating expenses                                29,631       154,231      203,291     171,158      185,308
                                                            ----------    ----------   ----------  ----------   ----------
Operating income (loss)                                        (13,756)      (31,629)     (23,257)     15,117       26,131
Interest income (expense)                                          (29)         (413)      (1,841)        114       (1,972)
Other income (expense)                                             (29)         (222)         834           -            -
                                                            ----------    ----------   ----------  ----------   ----------
Total other income (expense)                                       (58)         (635)      (1,007)        114       (1,972)
                                                            ----------    ----------   ----------  ----------   ----------
Income (loss) before income taxes and extraordinary gain       (13,814)      (32,264)     (24,264)     15,231       24,159
Income tax expense                                                   -             -            -       6,306        9,178
Income (loss) before extraordinary gain                        (13,814)      (32,264)     (24,264)      8,925       14,981
Extraordinary gain (6)                                               -             -            -      15,969            -
                                                            ----------    ----------   ----------  ----------   ----------
Net income (loss)                                              (13,814)      (32,264)     (24,264)     24,894       14,981
Preferred dividends                                               (600)       (1,440)           -           -            -
                                                            ----------    ----------   ----------  ----------   ----------
Net income (loss) available for
     common stockholders                                    $  (14,414)    $ (33,704)   $ (24,264)   $ 24,894     $ 14,981
                                                            ==========    ==========   ==========  ==========   ==========


Per Share Amounts (7):
     Basic earnings per share:
        Income before extraordinary gain                                                               $ 1.47       $ 1.75
        Extraordinary gain                                                                               2.64            -
                                                                                                 -------------------------
        Net income                                                                                     $ 4.11       $ 1.75
                                                                                                 =========================
     Weighted average shares used in computing basic earnings per share                             6,059,051    8,574,972
                                                                                                 =========================
     Diluted earnings per share:
        Income before extraordinary gain                                                               $ 1.24       $ 1.54
        Extraordinary gain                                                                               2.22            -
                                                                                                 -------------------------
        Net income                                                                                     $ 3.46       $ 1.54
                                                                                                 =========================
     Weighted average shares used in computing diluted earnings per share                           7,193,794    9,731,527
                                                                                                 =========================
Other Financial Data:
Cash flows provided by (used in):
     Operating activities                                      (14,323)         (805)       5,784       8,765       20,894
     Investing activities                                         (354)       (6,876)      (2,614)    (25,219)      (8,872)
     Financing activities                                      (12,427)        3,571        4,836      60,158      (17,795)

Selected Operating Statistics(8):
                                                                                        Year ended December 31,
                                                                      ----------------------------------------------------
                                                                           1995         1996 (1)       1997        1998
                                                                      -------------- ------------ -----------  -----------
Available seat miles (000s)                                                1,387,921    1,758,560   1,387,864    1,544,945
Revenue passenger miles (000s)                                               692,681      998,959     875,752    1,008,567
Load factor                                                                    49.9%        56.8%       63.1%        65.3%
Break-even load factor (9)                                                     60.8%        59.2%       57.5%        56.8%
Departures                                                                    24,403       29,192      26,898       35,990
Block hours                                                                   38,933       48,682      42,867       55,783
Passenger revenue per ASM (cents)                                               8.54         9.87       12.90        13.31
Yield (cents)                                                                  17.12        17.37       20.44        20.38
Average fare                                                                     $89          $99        $108         $103
Cost per available seat mile (cents) (10)                                      10.70        10.66       12.28        11.97
Onboard passengers                                                         1,338,438    1,742,957   1,660,140    1,995,117
Average seats per departure                                                      108          104         101           88
Average stage length                                                             532          571         524          475
Aircraft (average during period)                                                11.0         13.7        13.0         18.1
Aircraft utilization (hours per day)                                             9.9          9.8         9.0          8.4
Fuel price per gallon (cents)                                                   69.0         80.6        73.4         57.3

                                                                    1995 (11)     1996 (11)   1997 (11)      1998
                                                                 -------------- ------------ -----------  -----------
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term
  investments                                                        $  2,799    $  12,805    $ 58,071     $ 58,248
Working capital                                                       (41,117)     (42,198)     20,826       32,880
Equipment and property, net                                             9,258        6,669      46,574      103,007
Total assets                                                           56,010       38,384     139,810      203,581
Long-term debt and capital lease obligations (net of current
  maturities)                                                           7,307       11,704      39,187       78,764
Stockholders' equity                                                  (18,385)     (40,569)     48,486       70,463

(1) The Company reclassified certain balances to reflect classifications in 1997 and 1998 financial statements.

(2) The Company recorded restructuring charges for the five months ended December 31, 1994 of $4.9 million, related to the Company's decision to move from Chicago to RDU and in 1995 of $6.0 million related to the return of four A320 aircraft and other related one-time charges.

(3) The Company recorded an impairment loss of $16.9 million from certain long-lived assets, primarily intangible assets, that were determined by Company management to be impaired in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

(4) The Company recorded equipment retirement charges related to the return of four Fokker and one Airbus aircraft to their lessors.

(5) The Company recorded a one-time charge of $0.75 million in 1997 related to the Recapitalization.

(6) Extraordinary gain includes one-time gains recognized in connection with the Recapitalization.

(7) Since the Company was recapitalized in February 1997 and all prior capital stock was cancelled at that time, per share amounts prior to 1997 are not meaningful and thus are not presented.

(8) For definitions of the airline operating terms used in this table, see "Glossary" below.

(9) "Break-even load factor" as represented above excludes restructuring, impairment of long-lived assets, equipment retirement charges and recapitalization expenses divided by the product of available seat miles and yield. Had restructuring, impairment of long-lived assets, equipment retirement charges and recapitalization expenses been included for the years ended December 31, 1995, 1996, 1997, and 1998 the break-even load factor would have been 63.3%, 64.6%, 57.8%, and 57.6%, respectively.

(10) "Cost per available seat mile" as represented above excludes restructuring, impairment of long-lived assets, equipment retirement charges and recapitalization expenses, divided by available seat miles. Had restructuring, impairment of long-lived assets, equipment retirement charges and recapitalization expenses been included for the years ended December 31, 1995, 1996, 1997, and 1998 cost per available seat mile would have been 11.1 cents,
11.6 cents, 12.3 cents, and 12.0 cents, respectively.

(11) Reflects prior period adjustment (see Footnote 14 of the Audited Financial Statements)

(12) Does not reflect any possible adjustment due to the prior period adjustment (see Footnote 14 of the Audited Financial Statements.) The net income statement impact of any restatement for the 5 months ended 1994 and the year ended December 31, 1995 would be approximately $1.3 million increase in the net loss.

Glossary

Certain terms included in this document have the meanings indicated below:

Aircraft (average during period)    The average number of aircraft owned or
                                    leased during the period.
Aircraft utilization                The average number of block hours operated
                                    in scheduled service per day per aircraft
                                    for the total fleet of aircraft.
Available seat miles (ASMs)         The number of seats available for scheduled
                                    passengers multiplied by the number of miles
                                    those seats were flown.
Average fare                        The average fare paid by a revenue
                                    passenger.
Average seats per departure         The average number of available seats per
                                    departing aircraft.
Average stage length                The average number of miles flown per
                                    flight.
Block hour                          The total time an aircraft is in motion from
                                    brake release at the origination to brake
                                    application at the destination.
Break-even load factor              The load factor at which scheduled passenger
                                    revenues would have been equal to operating
                                    plus non-operating expenses/(income)
                                    (holding yield constant).
Cost per available seat mile (CASM) Operating expenses plus non-operating expenses/(income) divided by ASMs.
Departure                           A scheduled aircraft flight.
Fuel price per gallon               The average price per gallon of jet fuel for
                                    the fleet (including fueling charges and
                                    taxes).
Load factor                         RPMs divided by ASMs.
Onboard passengers                  The number of revenue passengers carried.
Revenue passenger miles (RPMs)      The number of miles flown by revenue
                                    passengers.
Passenger revenue per available
seat mile(PRASM)                    Passenger revenues divided by ASMs.
Yield                               The average scheduled passenger fare paid
                                    for each mile a scheduled revenue passenger is carried.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL DATA INCLUDED ELSEWHERE IN THIS PROSPECTUS.

OVERVIEW

Results of Operations

For the year ended December 31, 1998 the Company's net income was $15.0 million. Excluding the unusual items discussed below, net income was $17.4 million, up 96% from the net income of $8.9 million for the year ended December 31, 1997. Operating income rose 73% in 1998 to $26.1 million from $15.1 million in 1997. Revenue for 1998 was up 14% over 1997 to $211.4 million. Excluding the equipment retirement and special recapitalization charges, the Company's operating margin increased to 13.5% in 1998 from 8.5% in 1997.

Unusual Items

   Year Ended December 31, 1998

o $2.4 million equipment retirement charge related to the retirement of five aircraft, two of which left the fleet in 1998. (The Company anticipates that it will incur an additional $1.5 million in charges in the first half of 1999 as it retires the additional two F100s and one Airbus A320.)

   Year Ended December 31, 1997

o Extraordinary gain of $16.0 million and a special recapitalization charge of $0.75 million related to the February 1997 recapitalization of the Company.

Earnings per diluted share for the year ended December 31, 1998 amounted to $1.54 ($1.69 excluding unusual items) compared to $3.46 ($1.24 excluding unusual items) for the year ended December 31, 1997.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Capacity. In 1998, the Company produced 1.545 billion ASMs, an increase of 157 million or 11.3% from 1997. The increase in ASM production was attributable to 33.8% more departures (to 35,990), offset somewhat by a 9.4% shorter average stage length (to 475 miles) and 12.9% fewer seats per departure (to 88 seats). These changes resulted from the addition throughout 1998 of ten, 50-seat CRJs, which added frequency to shorter routes and began flying new shorter haul routes, as well as the Company's cancellation of service on certain longer haul routes.

   Operating Revenues. The Company's operating revenues increased 13.5% to $211.4 million for the year ended December 31, 1998 from $186.3 million for the year ended December 31, 1997. The increase is attributable to a 20.2% increase in the number of passengers boarded to 1.995 million from 1.660 million offset by a 4.6% decrease in average fare paid to $103 from $108. Passenger revenue per ASM increased 3.3% to 13.3 cents per ASM due to a 2.2 percentage point increase in load factor to 65.3% partially offset by a 0.3% decrease in yield (revenue per RPM) to 20.4 cents. Cargo revenue increased 9.5% to $2.1 million for the year ended December 31, 1998 from $1.9 million for the year ended December 31, 1997. The increase is due to increased mail and other cargo carried during 1998. Other revenue decreased 13.5% to $2.7 million for the year ended December 31, 1998 from $4.3 million for the year ended December 31, 1997, due primarily to the revenue sharing agreement with the Company's commuter affiliate.

   Operating Expenses. The Company's operating expenses increased 8.3% to $185.3 million for the year ended December 31, 1998 from $171.2 million for the year ended December 31, 1997. Total expenses increased primarily due to increases in number of employees, wages, commissions, depreciation expense, and the recording of $2.4 million of equipment retirement charges in 1998 partially offset by reduction in fuel prices in 1998 and the absence of the special recapitalization charge which was reflected in 1997. Total operating expense per ASM decreased 2.8% to 12.00 cents from 12.34 cents. Excluding the one-time charges for the Recapitalization in 1997 and the equipment retirement charges in 1998, operating expense per ASM decreased 3.7% to 11.84 cents from 12.29 cents. This decrease is attributable to the reduction in fuel prices and the spreading of the Company's fixed costs over the larger, more cost-efficient ASM base discussed above in "Capacity", offset by increases in wages and salaries and related costs, including profit sharing, and depreciation expenses.

                                                                                       Year Ended December 31,
                                                                 -------------------------------------------------------------------
                                                                           1997                                    1998
                                                                 ------------------------           --------------------------------
                                                                Percent of                          Percent of         Cost per
                                                              Total Expenses  Cost per ASM (cents) Total Expenses     ASM (Cents)
------------------------------------------------------------------------------------------------------------------------------------
Wages, salaries and related costs                                   15.1%            1.86              17.0%              2.06
Aircraft fuel                                                       12.6%            1.55              10.5%              1.27
Aircraft and engine rentals                                         17.8%            2.20              16.0%              1.94
Commissions                                                          8.2%            1.01               8.0%              0.98
Maintenance, materials and repairs                                   9.2%            1.14               8.9%              1.07
Other rentals and landing fees                                       5.7%            0.71               5.1%              0.62
Depreciation and amortization                                        1.2%            0.14               3.3%              0.40
Other operating expenses                                            29.9%            3.68              28.8%              3.50
                                                                   -----            -----             -----              -----
Sub-total operating expenses before recapitalization
  charge and equipment retirement charge                            99.7%           12.29              97.6%             11.84
                                                                   -----            -----             -----              -----
Equipment retirement charges                                         0.0%            0.00               1.3%              0.16
Recapitalization charge                                              0.4%            0.05               0.0%              0.00
                                                                   -----            -----             -----              -----
Total operating expenses                                           100.1%           12.34              98.9%             12.00
                                                                   -----            -----             -----              -----
Other (income)expenses                                              (0.1%)          (0.01)              1.1%              0.13
                                                                   -----            -----             -----              -----
Total expenses                                                     100.0%           12.33             100.0%             12.13
                                                                   =====            =====             =====              =====

   Wages, salaries and related costs increased $6.1 million or 23.5% to $31.8 million for the year ended December 31, 1998 from $25.8 million for the year ended December 31, 1997. The increase is attributable to increased staffing associated with the addition of new aircraft throughout the year, annual wage increases for all personnel and general hiring to fill specific needs within the Company throughout 1997 and 1998. Included in the 1998 expense are discretionary bonuses amounting to $2.4 million versus $1.2 million in 1997. Wages, salaries and related cost per ASM increased 0.20 cents or 10.8% to 2.06 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

   Aircraft fuel expense decreased 8.7% to $19.6 million for the year ended December 31, 1998 from $21.5 million for the year ended December 31, 1997. The decrease was due to a 21.9% decrease in the average fuel price per gallon to
57.3 cents from 73.4 cents, partially offset by the 16.8% increase in gallons of fuel consumed. Aircraft fuel expense per ASM decreased 18.1% to 1.27 cents because of the fuel price reduction.

   Aircraft and engine rental expense decreased 1.9% to $29.9 million for the year ended December 31, 1998 from $30.5 million for the year ended December 31, 1997. The decrease in expense is attributable to the lower lease rates for the F-100s after the Recapitalization in February 1997, the return of two F-100s in late 1998, and the reduced use of leased spare engines, offset by rent expense on five new, leased CRJs. Aircraft and engine rentals expense per ASM decreased 11.8% to 1.94 cents from 2.20 cents. The decrease in cost per ASM primarily resulted from the 11.3% increase in ASMs discussed above in "Capacity", largely flown on five owned CRJs which did not incur lease expense.

   Commission expense increased 7.8% to $15.1 million for the year ended December 31, 1998 from $14.0 million for the year ended December 31, 1997. This was due to the 14.8% increase in passenger revenues partially offset by a decrease of travel agency revenues as a percent of passenger revenue to 65.7% from 69.2% and a reduction in commission rate paid from 10% to 8%. Commission expense per ASM decreased 3.0% to 0.98 cents from 1.01 cents, primarily driven by the decrease of travel agency revenues as a percent of passenger revenue and the reduction in commission rate paid offset somewhat by the 3.2% increase in passenger revenue per available seat mile to 13.3 cents from 12.9 cents.

   Maintenance, materials and repairs expense increased 5.3% to $16.6 million for the year ended December 31, 1998 from $15.8 million in the year ended December 31, 1997. The expense increase is largely attributable to the 30.1% increase in block hours of aircraft operations offset by reductions in Fokker maintenance rates and the impact of the acquisition of new CRJs with initially low maintenance costs. Maintenance, materials and repairs expense per ASM decreased 6.1% to 1.07 cents from 1.14 cents.

   Other rentals and landing fees expense decreased 1.8% to $9.6 million for the year ended December 31, 1998 from $9.8 million for the year ended December 31, 1997. Other rentals and landing fees expense per ASM decreased 12.7% to 0.62 cents from 0.71 cents, due to decreased rents at certain facilities, lower landing fees for the relatively lighter CRJ aircraft and lower landing fees at RDU partially offset by increased landings.

   Depreciation and amortization expense increased 208.3% to $6.2 million for the year ended December 31, 1998 from $2.0 million for the year ended December 31, 1997. Depreciation and amortization expense per ASM increased 185.7% to 0.40 cents from 0.14 cents in the year ended December 31, 1997. During 1998 the Company increased its investment in fixed assets by $62.6 million, including the acquisition of five owned CRJs, the acquisition of an inventory of F100 parts, two newly acquired F100 spare engines, and CRJ parts to provision the new fleet type.

   Other operating expense increased 5.8% to $54.0 million for the year ended December 31, 1998 from $51.1 million for the year ended December 31, 1997. Other operating expenses consist primarily of facility rentals, reservations, ground handling, advertising, general and administrative expense and insurance. The increase in expense is attributable to the 33.8% increase in departures and 20.2% increase in passengers, partially offset by savings in insurance and marketing expenses. Other operating expense per ASM decreased 4.9% to 3.50 cents from 3.68 cents in 1997.

Interest income increased $2.4 million to $4.2 million for year ending December 31, 1998 due to higher average cash balances throughout the year. Interest expense increased $4.4 million to $6.1 million due to the debt service on the five owned CRJs and the Fokker spare engine loans. Net interest expense per ASM for year ending December 31, 1998 was 0.13 cents compared to net interest income per ASM of 0.01 cents in the comparable prior period.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

CAPACITY. In 1997, the Company produced 1.388 billion ASMs, a reduction of 371 million or 21.1% from 1996. The reduction in ASM production was attributable to 7.9% fewer departures (to 26,898), an 8.2% shorter average stage length (to 524 miles) and 2.9% fewer seats per departure (to 101 seats). These changes resulted from the Company's cancellation of service on certain longer haul routes and the decision to return four (relatively larger) Airbus A320 aircraft to their lessors, which were made to better position the Company by concentrating on profitable operations and operations deemed to have a higher future return. This change in capacity resulted in higher costs per ASM for the majority of the Company's operating costs, as more particularly described below.

OPERATING REVENUES. The Company's operating revenues increased 3.5% to $186.3 million for the year ended December 31, 1997 from $180.0 million for the year ended December 31, 1996. The increase is attributable to a 9.1% increase in average fare paid to $108 from $99 offset by a 4.8% decline in the number of passengers boarded to 1.66 million from 1.74 million. Revenue per ASM increased 31.1% to 13.4 cents per ASM due to a 17.2% increase in yield (revenue per RPM) to 20.4 cents combined with a 6.3 percentage point increase in load factor to 63.1%.

OPERATING EXPENSES. The Company's operating expenses decreased 15.8% to $171.2 million for the year ended December 31, 1997 from $203.3 million for the year ended December 31, 1996. Total expenses declined primarily due to the reduction in the scope of the Company's operations and the benefits realized through the Recapitalization, partially offset by increases in wage expense. Total operating expense per ASM increased 6.7% to 12.34 cents from 11.56 cents. Excluding the one-time charge for the Recapitalization in 1997 and charges for recognition of the impairment of long-lived assets in 1996 in accordance with SFAS No. 121, operating expense per ASM increased 15.9% to 12.29 cents from 10.6 cents. This increase is attributable to the spreading of the Company's fixed costs over the smaller, less cost-efficient ASM base discussed above in "Capacity", as well as the cost impact of the 31.1% increase in unit revenues. The increase in revenue per ASM drives related increases in passenger and revenue-related costs, the impact of which was to raise operating expense per ASM by approximately 0.5 cents.

                                                                                     Year Ended December 31,
                                                            -----------------------------------------------------------------------
                                                                          1996 (1)                                1997
                                                            ---------------------------------- ------------------------------------
                                                            Percent of                           Percent of
                                                          Total Expenses  Cost per ASM (cents) Total Expenses  Cost per ASM (Cents)
-----------------------------------------------------------------------------------------------------------------------------------
Wages, salaries and related costs                              12.0%             1.40                15.1%              1.86
Aircraft fuel                                                  13.4%             1.55                12.6%              1.55
Aircraft and engine rentals                                    16.7%             1.94                17.8%              2.20
Commissions                                                     6.7%             0.78                 8.2%              1.01
Maintenance, materials and repairs                              8.8%             1.02                 9.2%              1.14
Other rentals and landing fees                                  6.2%             0.72                 5.7%              0.71
Depreciation and amortization                                   0.7%             0.08                 1.2%              0.14
Other operating expenses                                       26.7%             3.11                29.9%              3.68
                                                              -----             -----               -----              -----

Sub-total operating expenses before impairment of long-lived
     assets and recapitalization charge                        91.2%            10.60                99.7%             12.29
                                                              -----             -----               -----              -----

Impairment of long-lived assets                                 8.3%             0.96                 0.0%              0.0
Recapitalization charge                                         0.0%             0.00                 0.4%              0.05
                                                              -----             -----               -----              -----

Total operating expenses                                       99.5%            11.56               100.1%             12.34
                                                              -----             -----               -----              -----

Other (income)expenses                                          0.5%             0.06                (0.1%)            (0.01)

Total expenses                                                100.0%            11.62               100.0%             12.33
                                                              =====             =====               =====              =====

(1) Certain 1996 amounts were reclassified to reflect classifications in the December 31, 1997 and 1998 audited financial statements.

Wages, salaries and related costs increased $1.2 million or 4.6% to $25.8 million for the year ended December 31, 1997 from $24.6 million for the year ended December 31, 1996. The increase is attributable to increased staffing associated with the addition of new aircraft at year end, annual increases for all personnel and general hiring to fill specific needs within the Company throughout 1997. Included in the 1997 amounts are discretionary bonuses amounting to $1.2 million or an average of 5.4% of each employee's annual compensation. Wages, salaries and related cost per ASM increased 0.46 cents or 32.8% to 1.86 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity."

Aircraft fuel expense decreased 21.2% to $21.5 million for the year ended December 31, 1997 from $27.3 million for the year ended December 31, 1996. The decrease was due to an 8.9% decrease in the average fuel price per gallon to
73.4 cents from 80.6 cents and the 11.9% reduction in block hours. Aircraft fuel expense per ASM remained stable at 1.55 cents because the fuel price reduction was offset by the fewer number of relatively more fuel efficient A320s in the fleet along with shorter stage lengths which increases fuel consumption on a unit cost basis.

Aircraft and engine rental expense decreased 10.6% to $30.5 million for the year ended December 31, 1997 from $34.1 million for the year ended December 31, 1996. The decrease in expense is attributable to the 5.1% decrease in the average number of aircraft to 13.0 from 13.7 and the lower lease rates for the F-100s after the Recapitalization in February 1997. Aircraft and engine rentals expense per ASM increased 13.4% to 2.20 cents from 1.94 cents. The increase in cost per ASM resulted from the 21.1% decrease in ASMs discussed above in "Capacity," partially offset by the overall decrease in lease rates.

Commissions expense increased 1.8% to $14.0 million for the year ended December 31, 1997 from $13.7 million for the year ended December 31, 1996. This was due to the 3.5% increase in operating revenues offset by a decrease of travel agency revenues as a percent of passenger revenue to 69.2% from 71.4%. Commissions expense per ASM increased 29.5% to 1.01 cents from 0.78 cents, primarily driven by the 31.1% increase in revenue per available seat mile to 13.4 cents from 10.2 cents.

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

Depreciation and amortization expense increased 48.5% to $2.0 million for the year ended December 31, 1997 from $1.3 million for the year ended December 31, 1996. Depreciation and amortization expense per ASM increased 75% to 0.14 cents from 0.08 cents in the year ended December 31, 1996. During 1997, the Company increased its investment in fixed assets by $41.8 million, including the two CRJs delivered in December (which had a minimal impact on depreciation expense for the year) and the acquisition of an inventory of F-100 parts.

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

In the last quarter of 1997, the Company fully reserved a receivable of $1.6 million due from a business partner. The Company made certain other adjustments in the last quarter of 1997 related to physical inventory adjustments, changes in estimates related to the special recapitalization charges and the extraordinary gain. The net increase (decrease) of the adjustments is as follows:

                                             INCOME BEFORE
                                          EXTRAORDINARY GAIN      NET INCOME
                                          ------------------      ----------
                                                 (DOLLARS IN THOUSANDS)
Physical inventory adjustments                  $706                $424
Accounts receivable reserve                   (1,551)               (931)
Special recapitalization charges                 475                 285
Extraordinary gain                                --                 676
                                                ----                ----
Total                                          $(370)               $454
                                               ======               ====

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

As is common in its industry, the Company experiences seasonal factors during certain periods of the year that have combined in the past to reduce the Company's traffic, profitability and cash generation in certain periods as compared to the remainder of the year. The highest levels of traffic and revenue are generally realized in the second quarter and the lowest levels of traffic and revenue are generally realized in the third quarter. Given the Company's high proportion of fixed costs, such seasonality affects the Company's profitability from quarter to quarter. In addition, many of the Company's areas of operations experience adverse weather during the winter, causing a greater percentage of the Company's flights to be canceled and/or delayed than in other quarters.

                                                 1997                                   1998
                                 ------------------------------------- ------------------------------------
(dollars in thousands)           March 31  June 30  Sept. 30 Dec. 31   March 31  June 30  Sept. 30 Dec. 31
----------------------           --------- -------- -------- --------- --------  -------- -------- --------
Operating revenues                $47,853  $47,238  $43,122   $48,062  $50,521   $55,708  $49,471  $55,739
Operating income (loss) (1)        $3,880   $6,443   $2,807    $2,737   $6,566    $9,440   $3,962   $8,576
Income (loss) before
     extraordinary gain            $1,342   $3,916   $1,722    $1,945   $3,855    $5,298   $2,375   $3,453
Net income (loss)                 $16,614   $3,916   $1,722    $2,641   $3,855    $5,298   $2,375   $3,453
ASMs (000s)                       366,944  343,933  331,190   345,797  373,166   387,752  389,544  394,483
RPMs (000s)                       221,157  219,355  212,443   222,797  232,067   261,474  256,411  258,615
Load factor                         60.3%    63.8%    64.1%     64.4%    62.2%     67.4%    65.8%    65.6%
Break-even load factor (1)          55.2%    54.8%    59.7%     60.6%    54.0%     56.4%    61.3%    55.9%
Yield (cents)                       20.81    20.81    19.40     20.69    21.15     20.73    18.78    20.93
PRASM (cents) (2)                   12.54    13.27    12.44     13.52    13.15     13.98    12.36    13.72
CASM (cents) (1)                    11.98    11.86    12.15     13.11    11.82     12.09    11.84    12.10
Aircraft (average during period)     13.0     13.0     13.0      13.0     15.1      17.2     18.5     21.0

(1) Excludes recapitalization expenses and equipment retirement charges.
(2) Passenger revenue per ASM has been restated to reflect the change in formula to use passenger revenue instead of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's working capital improved during the year ended December 31, 1998 compared to the year ended December 31, 1997. As of December 31, 1998, the Company had cash, restricted cash, and short-term investments of $58.2 million and working capital of $32.9 million compared to $58.1 million and $20.8 million respectively as of December 31, 1997. During the year ended December 31, 1998, cash, restricted cash and short-term investments increased $0.2 million from December 31, 1997, reflecting net cash provided by operating activities of $27.6 million (excluding changes in restricted cash), net cash used in investing activities of $9.6 million (excluding purchases and sales of short-term investments), and net cash used in financing activities of $17.8 million. During the year ended December 31, 1998, net cash provided by operating activities was primarily due to net income; net cash used in investing activities was due to purchases of equipment and property and equipment purchase deposits; and net cash used in financing activities reflects repayment of long-term debt. During the year ended December 31, 1997, cash, restricted cash and short-term investments increased $45.3 million, reflecting net cash provided by operating activities of $9.6 million (net of changes in restricted cash), net cash used in investing activities of $24.5 million (excluding purchases and sales of short-term investments), and net cash provided by financing activities of $60.2 million. During the year ended December 31, 1997, net cash provided by operating activities was primarily due to net income partially offset by increases in operating assets; net cash used in investing activities was due to purchases of equipment and aircraft purchase deposits; and net cash provided by financing activities was due to the proceeds of the Recapitalization and Initial Public Offering.

CAPITAL RESOURCES

Since the February 1997 Recapitalization, the Company has been able to generate sufficient funds from operations to meet its working capital requirements and does not currently have any lines of credit. The Company believes that the working capital available from ongoing operations, combined with financing for the purchase of the spare engines for the CRJ fleet and certain assets associated with the new headquarters facility and the financing commitments it has for the 12 additional CRJ aircraft to be delivered in 1999 and 2000, will be sufficient to meet its anticipated requirements for capital expenditures and other cash requirements for the foreseeable future.

In August 1998, the Company completed an offering of $109,722,000 of 1998-1 Pass Through Trust Certificates for lease financing of eight CRJ aircraft. The Certificates are not direct obligations of, or guaranteed by, the Company and therefore are not included in the Company's financial statements. The cash proceeds from the sale of the Certificates enable the Company to finance (through either leveraged leases or secured debt financings) the debt portion of eight CRJ aircraft, the last of which is scheduled to be delivered in June 1999. The Company has taken delivery of, and completed financing on, six of the eight CRJ aircraft. The Company has obtained commitments for equity participation for the remaining two CRJs, although there can be no assurance that such commitments will close.

CAPITAL EXPENDITURES

The Company's cash outflows for capital expenditures in the year ended December 31, 1998 and 1997 were $7.3 million and $7.3 million, respectively, excluding financed purchases. Debt financed purchases in the year ended December 31, 1998 and 1997 were $53.8 million and $34.5 million, respectively.

In September 1997 the Company agreed to acquire 10 Canadair CRJ aircraft between December 1997 and December 1998, and took options on 20 more aircraft which would be delivered 10 each in 1999 and 2000. Of the 20 options, 13 have been exercised, bringing total firm orders to 23; eleven of the CRJs have been delivered as of January 31, 1999 and placed in service. The Company has additional options on 10 CRJ aircraft which would be delivered in 2002. Several financing alternatives have been arranged for the remaining firm orders, including standby or long-term lease financing, and short-term bridge financing. The Company expects to arrange a combination of third party debt and leveraged lease financing, but will use the standby lease financing in the event that it is unable to arrange more attractive financing from third party sources. For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million. Five of the 11 delivered aircraft have been debt financed; the remaining six have been leased.

The Company expects to arrange financing for two spare CRJ engines the Company has agreed to acquire. To support its operation of F-100 aircraft, in August 1998, the Company purchased a refurbished Rolls Royce Tay 650-15 engine which was funded from working capital plus bank debt, and a new spare Rolls
Royce Tay 650-15 engine which was financed through a lease purchase obligation. The Company expects to arrange financing for telecommunications equipment and office furnishings associated with the move to the new headquarters facility.

The Company's fixed costs will increase significantly with the introduction of the CRJs. Based on the current interest rate environment, the Company estimates that its fixed charges will increase by approximately $18.0 to $19.5 million per year as a result of its debt-financed purchase or leveraged lease financing of the 12 remaining CRJs on firm order and those CRJs recently delivered. However, depending upon the financing method ultimately chosen, the Company's balance sheet liabilities may or may not increase.

OTHER FINANCING

The Company has significant lease obligations for aircraft that are classified as operating leases and therefore not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from less than three months to approximately seventeen years. The Company's total rent expense for the year ended December 31, 1998 and 1997 under all non-cancelable aircraft operating leases was approximately $29.3 million and $29.1 million, respectively.

CONTINGENCIES

In the fourth quarter of 1998, the Company retired two F-100 aircraft at the expiration of the related lease terms. The Company and the lessor disagreed as to the amount of certain life cycle costs required to maintain the aircraft and as to the level of the Company's responsibility to pay for such costs. The Company believes that it has met and exceeded its obligations. The lessor believes that the Company has not met its obligations and that the Company owes the lessor approximately $1.3 million in connection with the return of the first F-100 aircraft and an unstated amount in connection with the return of the second aircraft. The Company expects to negotiate with the lessor concerning this dispute and further believes, that if necessary, it has meritorious legal defenses to the lessor's claim. At this time, it is not possible to predict the outcome of this dispute. The Company will be retiring two other F-100 aircraft in the first half of 1999 and believes similar claims may be asserted by the lessor with respect to each of those aircraft.

Year 2000

State of Readiness

      The Company's Year 2000 Project has been designed to ensure that the Company's computer systems and embedded operating systems will function properly beyond 1999. The Project involves five phases: Inventory, Assessment, Remediation, Testing and Contingency Planning.

The Inventory Phase is essentially completed. During the Inventory Phase, the Company identified six business-critical functions which rely heavily on computer or embedded systems for safe or reliable operations. These six functions include the operation of aircraft, the operation of the Company's computer reservation system and related telephone systems, the transmission and reconciliation of credit card and travel agency sales receipts and collection of money, the operation of the Company's yield management systems, the operation of the Company's aircraft dispatch and air traffic control systems as they communicate with the FAA's air traffic controllers and other agencies and the utilization of certain time-sensitive crew qualification and tracking systems, and aircraft maintenance control and planning systems.

      The Assessment Phase of the Company's Year 2000 Project first began with a detailed review of these six critical functions and the applicable systems used by the Company or its vendors in performing these functions. This review has concluded and the results are as follows:

o With respect to its aircraft, the Company has received assurances and warranties that the embedded technology in such aircraft and parts will process date data correctly in the Year 2000. The manufacturers and suppliers of these aircraft and parts have provided the Company with regular updates of their investigation and testing of the component systems for Year 2000 compliance. To date, the information provided by these sources has not identified any aircraft or parts in the Company's projected Year 2000 fleet which are not now Year 2000 compliant.

o With respect to its yield management systems and its computer reservation system, each of these systems is operated and maintained by American Airlines, Inc. and/or its affiliate, The SABRE Group. The SABRE Group has stated that the computer reservation system is now Year 2000 compliant, with only testing of minor sub-systems remaining to be completed. The Company's computer reservation system has, in fact, begun taking reservations for travel in the Year 2000. The SABRE Group has also stated that substantially all of its core systems are either completed or in the final testing phases of its Year 2000 Project.

o With respect to its telephone systems, the Company recently purchased a new phone switch and related systems/equipment scheduled for installation into its headquarters and reservations center in February 1999. The new products and systems have been warranted as Year 2000 compliant. The Company intends to begin testing and utilizing these new products and systems during the second quarter of 1999.

o With respect to the systems used in the transmission and reconciliation of credit card and travel agency sales, the Company is reliant upon the systems of the credit card companies, the systems used by industry clearing houses and reporting agencies to transact business with travel agencies and credit card companies and the systems used by the Company's revenue accounting vendor. The Company has received written assurances from its revenue accounting vendor that its systems are Year 2000 compliant and that it successfully completed Year 2000 testing in September 1998. The testing included the successful conversion of date data from the industry clearing houses and reporting agencies allowing the revenue accounting vendor to process transactions with these third parties. The Company has reviewed information made available by the credit card companies (such as MasterCard and American Express) and these companies have stated that cardmembers should not experience any problems using cards with expiration dates of the Year 2000 or beyond.

o With respect to its primary maintenance control and planning system, the Company has determined that this system is not Year 2000 compliant. The Company and its third party consultants are currently working on the upgrade of this system and the Company intends to complete this upgrade in a timely manner. The Company has developed a contingency plan to utilize in the event that the current system fails to timely become Year 2000 compliant. With respect to its crew qualification and tracking systems, the vendor has warranted the systems should be Year 2000 compliant when operated on an appropriate platform. The Company has been using these systems on its current platform and the systems are properly recording Year 2000 events.


o With respect to the Company's aircraft dispatch and related air traffic control systems, the Company is largely dependent upon the systems operated by certain governmental entities such as the FAA that provide the aviation industry inflight management and control. The Company is reviewing and will continue to review the Year 2000 information and readiness reports issued by these entities.

      During the Inventory Phase, the Company also identified a number of other Company functions which require the use of computer systems for operation, but which are not business-critical. These functions include the preparation of financial books and records, the scheduling of crew and aircraft, the processing of payroll and similar functions. The Company has made an initial Year 2000 assessment with respect to approximately 75% of these systems and it intends to complete the assessment and remediation/replacement of these non-compliant, non-business-critical systems, if any, by the end of the second quarter of 1999.

      The Company's System-Testing Phase has already begun with respect to its business critical functions. The Company's computer reservation and crew qualification and tracking systems have already been tested and are working as Year 2000 compliant. The Company has limited or no ability to independently test the systems of third parties which support its operations and must rely on testing completed and reported by these third parties. To the extent possible, testing of the Company's systems which support its operations will be completed in a timely manner.

      Although the Contingency Planning Phase of the Company's Year 2000 Project has commenced in a number of select areas, it has not yet been completed. The Company believes that most of its business-critical and other functions can be performed manually or without aid of computer systems, but that the performance of these functions will be materially impacted should certain systems fail to operate past 1999. To the extent reasonably possible, the Company intends to develop contingency plans to ensure continued operations in the event certain systems fail to operate after 1999.

Costs of Compliance:

      The total costs of the Company's Year 2000 Project are expected to be immaterial and will be funded from available cash balances. To date, the Company has incurred less than $100,000 in connection with the Project, all of which has been expensed as incurred. The cost of the Company's Year 2000 Project is limited by the substantial outsourcing of its systems, the relative youth of the Company and its operating systems and the purchase of new technology which was otherwise required in connection with the construction of its headquarters and reservations center. The costs of the Company's Year 2000 Project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. Accordingly, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Risks of Non-Compliance:

      The Company believes that its Year 2000 Project will be completed prior to there being any material impact on the operations of the Company, and that, with modifications to its existing software and systems and/or conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, there can be no assurance that the systems of third parties on which the Company's business relies (including those of its customers, its vendors or the FAA) will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties. To the extent reasonably possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of the failure of the systems of the Company or certain third parties. These contingency plans have not yet been fully established and the Company has not determined a reasonably estimated worst case scenario. The Company intends to analyze these issues as part of its Year 2000 Project.

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

      Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements include the following:

o The ability to generate sufficient cash flows to support capital expansion plans and general operating activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Results of Operations, Liquidity and Capital Resources."
o Change in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws.
o Fluctuations in the cost and availability of materials, fuel, equipment and labor including the continued availability of landing slots at New York/LaGuardia and Washington National airports. See "Business - Maintenance and Support, Slots, Fuel, Flight Equipment, Employees and Labor Relations."
o The ability to achieve earnings forecasts, which are based on projected traffic and fares in the different markets the Company serves, some of which are more profitable than others.
o     Interest rate fluctuations and other capital market conditions.
o The reliance on a limited number of markets and the ability to enter and develop new markets. See "Business - Growth Strategy."
o The effectiveness of and availability of resources to support advertising, marketing and promotional programs. See "Business -
      American Relationship, Competition."
o The uncertainties of litigation and/or administrative proceedings. See "Business - Government Regulation, Employees and Labor Relations."
o Adverse weather conditions, which could effect the Company's ability to operate. See "Business - Raleigh-Durham Market."
o The Company's significant dependence on the Raleigh-Durham Market. See "Business - Raleigh-Durham Market."
o     Control by existing stockholders. See "Business - Ownership."
o The Company's indebtedness (including capital lease obligations). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                          Audited Financial Statements

                           Midway Airlines Corporation

                  Years ended December 31, 1998, 1997 and 1996
                       with Report of Independent Auditors



Report of Independent Auditors..............................................F-1

Audited Financial Statements

Balance Sheets..............................................................F-2
Statements of Operations....................................................F-4
Statements of Stockholders' Equity (Deficit)................................F-6
Statements of Cash Flows....................................................F-7
Notes to Financial Statements...............................................F-8



                         Report of Independent Auditors


Board of Directors and Stockholders
Midway Airlines Corporation


We have audited the accompanying balance sheets of Midway Airlines Corporation as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the related financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midway Airlines Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                             /s/ ERNST & YOUNG LLP

Raleigh, North Carolina
January 29, 1999


                           Midway Airlines Corporation

                                  Balance Sheets
                              (Dollars in Thousands)

                                                             December 31
                                                          1998        1997
                                                       ------------------------

Assets
Current assets:
  Cash and cash equivalents                              $ 48,736    $ 54,509
  Restricted cash                                           9,512       2,811
  Short-term investments                                        -         751
  Accounts receivable:
   Credit cards and travel agencies (Note 14)               4,702       5,078
   Other (net)                                              1,946         674
  Inventories                                               2,916       2,109
  Deferred tax asset                                          457           -
  Prepaids and other                                       10,886       6,723
                                                       ------------------------
Total current assets                                       79,155      72,655

Equipment and property:
  Flight                                                  107,143      45,348
  Other                                                     6,657       5,834
  Less accumulated depreciation and amortization          (10,793)     (4,608)
                                                       ------------------------
Total equipment and property, net                         103,007      46,574

Other noncurrent assets:
  Equipment and aircraft purchase deposits                 18,103      17,133
  Aircraft lease deposits and other                         3,316       3,448
                                                       ------------------------
Total other noncurrent assets                              21,419      20,581

                                                       ------------------------
Total assets                                             $203,581    $139,810
                                                       ========================


                                                               December 31
                                                             1998         1997
                                                        --------------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                        $   7,327       $ 6,777
  Accrued expenses                                            5,732         4,324
  Accrued income and excise taxes                               581         5,119
  Advance ticket sales                                       21,483        20,884
  Other current liabilities                                   5,803         5,709
  Current maturities of long-term debt and capital
  lease obligations                                           5,349         9,016
                                                        --------------------------
Total current liabilities                                    46,275        51,829

Noncurrent liabilities:
  Long-term debt and capital lease obligations               78,764        39,187
  Deferred tax liability                                      7,022             -
  Other                                                       1,057           308
                                                        --------------------------
Total noncurrent liabilities                                 86,843        39,495
                                                        --------------------------
Total liabilities                                           133,118        91,324

Stockholders' equity:
  Preferred stock                                                 -             -
  Common stock                                                   86            85
  Additional paid-in-capital                                 51,032        44,037
  Retained earnings ($51.1 million of accumulated
   deficit eliminated in the quasi-reorganization
   as of June 30, 1997) (Note 1)                             19,345         4,364
                                                        --------------------------
Total stockholders' equity                                   70,463        48,486

                                                        --------------------------
Total liabilities and stockholders' equity                $ 203,581      $139,810
                                                        ==========================

See accompanying notes.


                           Midway Airlines Corporation

                             Statements of Operations
                 (Dollars in thousands, except per share amounts)


                                                        Year ended December 31
                                                    1998         1997         1996
                                                 --------------------------------------
Operating revenues:
  Passenger                                        $ 205,566  $  179,000    $ 173,541
  Cargo                                                2,121       1,936        2,214
  Contract and other                                   3,752       5,339        4,279
                                                 --------------------------------------
Total revenues                                       211,439     186,275      180,034

Operating expenses:
  Wages, salaries and related costs                   31,822      25,757       24,619
  Aircraft fuel                                       19,623      21,499       27,300
  Aircraft and engine rentals                         29,927      30,495       34,113
  Commissions                                         15,071      13,978       13,728
  Maintenance, materials and repairs                  16,603      15,760       17,930
  Other rentals and landing fees                       9,640       9,812       12,711
  Depreciation and amortization                        6,162       1,999        1,346
  Other                                               54,047      51,108       54,603
  Impairment of long-lived assets                          -           -       16,941
  Equipment retirement charges                         2,413           -            -
  Special recapitalization charges                         -         750            -
                                                 --------------------------------------
Total operating expenses                             185,308     171,158      203,291
                                                 --------------------------------------
Operating income (loss)                               26,131      15,117      (23,257)

Other income (expense):
  Interest income                                      4,151       1,783          630
  Interest expense                                    (6,123)     (1,669)      (2,471)
  Miscellaneous                                            -           -          834
                                                 --------------------------------------
Total other income (expense)                          (1,972)        114       (1,007)
                                                 --------------------------------------
Income (loss) before income taxes and
extraordinary gain                                    24,159      15,231      (24,264)
 Income tax expense                                    9,178       6,306            -
                                                 --------------------------------------
 Income (loss) before extraordinary gain              14,981       8,925      (24,264)
 Extraordinary gain                                        -      15,969            -
                                                 ======================================
 Net income (loss)                                  $ 14,981  $   24,894     $(24,264)
                                                 ======================================

See accompanying notes.


                           Midway Airlines Corporation

                       Statements of Operations (continued)
                 (Dollars in thousands, except per share amounts)


                                                        Year ended December 31
                                                          1998         1997
                                                      ---------------------------
 Basic earnings per share:
  Income before extraordinary gain                       $    1.75    $   1.47
  Extraordinary gain                                            -         2.64
                                                      ---------------------------
  Net income                                             $    1.75    $   4.11
                                                      ===========================
Weighted average shares used in computing basic
   earnings per share                                   8,574,972    6,059,051
                                                      ===========================
 Diluted earnings per share:
  Income before extraordinary gain                       $    1.54    $   1.24
  Extraordinary gain                                            -         2.22
                                                      ---------------------------
  Net income                                             $    1.54    $   3.46
                                                      ===========================
Weighted average shares used in computing
   diluted earnings per share                           9,731,527    7,193,794
                                                      ===========================

See accompanying notes.



                           Midway Airlines Corporation

                   Statements of Stockholders' Equity (Deficit)
                              (Dollars in Thousands)


                                           Preferred Stock         Common Stock                     Retained
                                        -------------------------------------------- Additional     Earnings
                                                                                      Paid In     (Accumulated
                                          Shares     Amount      Shares     Amount    Capital        Deficit)      Total
                                        ----------------------------------------------------------------------------------
Balance at December 31, 1995            1,080,000     $ 11     10,000,000     $  100   $30,949       $(48,118)   $(17,058)
  Adjustments to record reduction in
    credit card receivables and
    advance ticket sales (Note 14)              -        -             -           -         -        (1,327)      (1,327)
                                        ----------------------------------------------------------------------------------
Balance at December 31, 1995, as
 restated                               1,080,000       11     10,000,000        100    30,949       (49,445)     (18,385)
  Issuance of common stock warrants             -        -             -           -        40             -           40
  Reversal of preferred stock
    dividends                                   -        -             -           -         -         2,040       2,040
  Net loss                                      -        -             -           -         -       (24,264)    (24,264)
                                        ----------------------------------------------------------------------------------
Balance at December 31, 1996            1,080,000       11     10,000,000        100    30,989       (71,669)    (40,569)
  Cancellation of prior stock in
    connection with recapitalization   (1,080,000)     (11)   (10,000,000)      (100)      111             -           -
  Issuance of preferred stock           3,728,693       37             -           -    14,963             -      15,000
  Issuance of common stock                      -        -     2,130,682          21     8,551             -       8,572
  Issuance of common stock warrants in
    connection with debt restructuring          -        -             -           -     1,571             -       1,571
  Contributed capital                           -        -             -           -     1,314             -       1,314
  Reclassification of accumulated
    deficit pursuant to
    quasi-reorganization                        -        -             -           -   (51,139)       51,139           -
  Conversion of preferred stock        (3,728,693)     (37)    3,728,693          37         -             -           -
  Issuance of common stock in
    connection with initial public
    offering                                    -        -     2,699,320          27    37,677             -      37,704
  Net income                                    -        -             -           -         -        24,894      24,894
                                        ----------------------------------------------------------------------------------
Balance at December 31, 1997                    -        -     8,558,695          85    44,037         4,364      48,486
  Issuance of common stock                      -        -        43,700           1       176             -         177
  Net operating loss carryforward
    utilization credited to
    additional paid-in capital (Note 8)         -        -             -           -     6,819             -       6,819
  Net income                                    -        -             -           -         -        14,981      14,981
                                        ----------------------------------------------------------------------------------
Balance at December 31, 1998                    -    $   -     8,602,395      $   86   $51,032       $19,345     $70,463
                                        ==================================================================================

See accompanying notes.


                           Midway Airlines Corporation

                             Statements of Cash Flows
                              (Dollars in Thousands)

                                                        Year ended December 31
                                                    1998         1997        1996
                                                 ------------------------------------
Operating activities
Net income (loss)                                   $14,981     $24,894    $(24,264)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Impairment of long-lived assets                        -          -       16,941
   Depreciation and amortization                      6,162      1,999        1,346
   Capitalized interest on purchase deposits           (809)         -            -
   Deferral of expense payments                           -          -        8,762
   Special recapitalization charges                       -        750            -
   Extraordinary gain                                     -    (15,969)           -
   Provision for deferred income taxes                6,565          -            -
   Loss on disposal of assets                            21          -            -
   Changes in operating assets and liabilities:
     Restricted cash                                 (6,701)      (811)           -
     Accounts receivable                               (896)    (1,760)       9,172
     Inventories                                       (807)    (1,714)         (99)
     Prepaids and other                              (1,267)      (226)      (2,331)
     Aircraft lease deposits and other                  959       (462)      (1,126)
     Accounts payable and accrued expenses            1,958        897       (1,089)
     Accrued excise and income taxes                   (714)    (1,505)       2,437
     Advance ticket sales                               599      2,708        1,131
     Other current liabilities                           94        243       (6,795)
     Other noncurrent liabilities                       749       (279)       1,699
                                                 ------------------------------------
Net cash provided by operating activities            20,894      8,765        5,784

Investing activities
Purchase of short-term investments                        -    (78,278)           -
Sale of short-term investments                          751     77,527            -
Purchase of equipment and property                   (7,332)    (7,335)      (1,692)
Aircraft and equipment purchase deposits            (19,752)   (17,133)        (922)
Refund of aircraft and equipment purchase
deposits                                             17,461          -            -
                                                 ------------------------------------
Net cash used in investing activities                (8,872)   (25,219)      (2,614)

Financing activities
Issuance of common and preferred stock                  177     60,257            -
Proceeds from issuance of long-term debt              1,800          -        8,795
Repayment of long-term debt and capital lease
obligations                                         (20,326)    (1,617)      (3,959)
Accreted interest on long-term debt                     554      1,518            -
                                                 ------------------------------------
Net cash (used in) provided by financing
activities                                          (17,795)    60,158        4,836
                                                 ------------------------------------
(Decrease) increase in cash and cash equivalents     (5,773)    43,704        8,006
Cash and cash equivalents at beginning of year       54,509     10,805        2,799
                                                 ====================================
Cash and cash equivalents at end of year            $48,736     $54,509     $10,805
                                                 ====================================
Supplemental cash flow information
Interest paid                                       $ 3,812     $  125      $   210
                                                 ====================================
Income taxes paid                                   $ 6,610     $2,600      $     -
                                                 ====================================
Schedule of non-cash activities
Issuance of debt in settlement of expenses          $     -     $    -      $14,934
                                                 ====================================
Issuance of debt for equipment purchases            $53,824     $34,531     $     -
                                                 ====================================

See accompanying notes.


                           Midway Airlines Corporation

                          Notes to Financial Statements

                                December 31, 1998

1. Business and Basis of Presentation

Midway Airlines Corporation ("Midway" or the "Company"), a Delaware corporation, is an air carrier providing primarily passenger service and to a lesser extent, cargo and mail services. The Company began operations in November 1993 and flies primarily to East Coast and Mid-West locations from its hub at the Raleigh-Durham International Airport ("Raleigh-Durham"), currently utilizing ten Fokker F-100 aircraft, ten Canadair Regional Jets ("CRJs")and one Airbus A320 aircraft. The CRJs were added to the fleet beginning in December 1997 and their initial operations began in January 1998. The Company has firm orders for thirteen additional CRJ's to be delivered during 1999 and the first quarter of 2000. The Company has options to acquire up to seventeen additional CRJs with delivery dates for the first seven of these aircraft extending over a one year period beginning in the first half of 2000 and with delivery dates for the remaining ten of these aircraft beginning in March 2002.

On February 11, 1997, the Company was recapitalized. Through the recapitalization, debt was either extinguished or restructured, all of the existing stock was canceled and new stock was issued, new terms for aircraft leases and rent reductions for facilities were implemented, and agreements reflecting revised maintenance arrangements were negotiated (Note 13).

On December 4, 1997, the Company completed an initial public offering of its common stock at a price of $15.50 per common share. Proceeds to the Company, net of underwriters discount and offering expenses, were $37.7 million (Note 5).

Quasi-Reorganization

As a result of the February 11, 1997 recapitalization, debt restructurings, retention of a new chief executive officer, and new Board of Directors, the Board of Directors approved a corporate readjustment of the accounts in the form of a quasi-reorganization, which was effected on June 30, 1997.

A quasi-reorganization is an accounting procedure which results in eliminating the accumulated deficit in retained earnings. This accounting procedure is limited to a reclassification of accumulated deficit as a reduction of paid-in capital. The Company believes the quasi-reorganization was appropriate because on completion of the recapitalization, the debt restructurings, and the installation of a new chief executive officer and Board of Directors, the Company had substantially reduced its outstanding indebtedness, had formulated revised operating plans and as a result thereof would be able to devote its resources to its continuing operations. Because assets had been stated at approximate fair values, the quasi-reorganization had no effect on recorded assets.


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)



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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. In addition, as of December 31, 1998 and 1997, approximately $9.5 million and $2.8 million, respectively, of cash was restricted as to withdrawal; these funds serve as collateral to support letters of credits and a credit card holdback; and are classified as restricted cash in the balance sheets.

Short-Term Investments

Short-term investments consist of highly liquid commercial paper, corporate bonds, bankers' acceptances, certificates of deposit, eurodollar deposits, and government securities. All mature between three months and one year of the original investment date or can be redeemed without penalty within one year or less. These investments are carried at cost, which approximates market value.


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

2. Significant Accounting Policies and Other Matters (continued)

Concentrations

Midway's accounts receivable are primarily receivables from major credit card companies, travel agencies, and other air carriers related to ticket sales for passenger transportation. The Company does not believe it is subject to any significant concentration of credit risk. The Company establishes an allowance for doubtful accounts based upon factors surrounding credit risk. At December 31, 1998 and 1997, the allowance for doubtful accounts was approximately $1,624,000 and $1,673,000, respectively.

Amounts charged by a related party vendor accounted for approximately 12.3%, 15.6% and 15% of operating expenses for the years ended December 31, 1998, 1997 and 1996, respectively. This vendor provided services related primarily to maintenance, passenger services and subleasing of airport facilities and certain aircraft landing slots. The Company does not believe, however, that there is a significant risk associated with this vendor for the services provided, as alternative sources are generally available at commercially reasonable prices. Facilities are subleased from this vendor pursuant to lease agreements covering various time periods (Note 4).

The Company maintains certain cash balances and investments with banks which are in excess of insured limits. The Company does not believe that the risk of loss is significant.

The Company purchases aircraft, rotable parts and expendable inventory, as well as services including heavy maintenance checks and training, from one aircraft manufacturer. This manufacturer maintains certain consignment inventory at the Company's facilities in Raleigh-Durham. Deposits are held by the aircraft manufacturer for ordered aircraft until the delivery of the aircraft, at which time the Company is refunded the deposits in full. Management does not believe that there is a significant concentration of risk associated with this vendor, due to the vendor's excellent credit rating.

Inventories

The Company's inventories are carried at the lower of cost or market using the first-in, first-out method. Inventories, which consist primarily of fuel, consumable spare parts, materials and supplies relating to flight equipment, are expensed as used.


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

2. Significant Accounting Policies and Other Matters (continued)

Equipment and Property

Equipment and property are stated at cost and consist primarily of CRJ aircraft, rotable spare parts for aircraft, leasehold improvements, and miscellaneous equipment used in aircraft operations. Equipment and property are depreciated to estimated residual values using the straight-line method over estimated useful lives of 16.5 years for CRJ aircraft, 5 to 16.5 years for flight equipment and 3 to 5 years for other equipment. Depreciation expense charged to operations was approximately $5.5 million, $1.8 million, and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. Equipment and property also includes office equipment financed by capital leases (Note 4).

Capitalized Interest

Interest on aircraft purchase deposits was capitalized at an amount approximating the Company's incremental borrowing rate throughout 1998 for similar type assets. All capitalized amounts are amortized over the term of the respective long-term debt or lease obligations. The capitalized amount totaled approximately $809,000 as of December 31, 1998.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, debt and other liabilities approximate fair value at December 31, 1998 and 1997. At December 31, 1996, debt, other liabilities and warrants were reflected at historical value. In connection with the February 11, 1997 recapitalization (Note 13), debt, other liabilities and warrants with an aggregate carrying value of $16.5 million were settled for approximately $1.5 million.

Hedged Loan Obligations

During December 1997, the Company entered into four Treasury Lock transactions ("Treasury Locks") with Bombardier, Inc., based on a 10 year US Treasury Benchmark (the "Treasury rate"), to substantially eliminate the Company's exposure to interest rate fluctuations on long-term financing for the purchase of five CRJ aircraft that were placed into service during the first six months of 1998. The Treasury Lock arrangements contemplated that the Company would receive or pay upon certain dates (the intended financing date for each CRJ aircraft) an amount equal to the present value of the difference between the interest cost of a financing entered into at the


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

2. Significant Accounting Policies and Other Matters (continued)

Hedged Loan Obligations (continued)

time of entry into the Treasury Lock arrangements and the interest cost of the same financing entered into at a later date. The effect of such arrangements was that the Company essentially agreed to borrow at fixed rates over periods extending to 16.5 years. When the Treasury rate declined, the Company was obligated to settle with the counterparty at the expiration of the Treasury Lock arrangement. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

The net cash amounts paid or received on the agreements are recorded and recognized as an adjustment of interest expense over the life of the related loans. During 1998, the Company settled the aforementioned Treasury Locks for approximately $1.2 million.

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

Medical Self-Insurance

In June 1998, the Company replaced its medical self-insurance plan with a traditionally insured medical plan. Prior to June 1, 1998, the Company provided certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributed to the Company's costs associated with such benefit plan. The Company's obligation to fund this benefit plan and pay for these benefits was capped through the Company's purchase of an insurance policy from a third party insurer. The amount established as a reserve was intended to recognize the Company's estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 1998 and 1997 is adequate to cover the losses and claims incurred, but these reserves are necessarily based on estimates and the amount ultimately paid may be more or less than such estimates. These estimates are based upon historical information along with certain assumptions about possible unfiled claims for reimbursement.

                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

2. Significant Accounting Policies and Other Matters (continued)

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

Frequent Flyer Program

The Company participates in the American Airlines AAdvantage(R) frequent flyer program, which allows members to earn mileage credits and redeem awards at participating AAdvantage companies. Midway is billed monthly for AAdvantage miles earned by its passengers participating in the program who fly on Midway. The Company does not accrue any liability for award travel it may be required to provide because the incremental cost of redemptions has not been, and is not expected to be, material.

Advertising Expense

The Company expenses advertising costs as incurred. The Company recognized advertising expense of $4.0 million, $5.1 million, and $5.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

 2. Significant Accounting Policies and Other Matters (continued)

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

At the time of the Company's initial public offering, a stock split of
682.9108392 for one was adopted and the holders of the Company's outstanding preferred stock converted those into an equivalent number of common shares. Since the Company was recapitalized in February 1997 and all prior capital stock was canceled at that time, per share amounts prior to 1997 are not meaningful and thus are not presented.

Stock-Based Compensation

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the provisions of APB 25, no compensation expense is recognized for stock or stock options issued at fair value.

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements using APB 25, SFAS 123 requires disclosure of the pro forma effect on net income (loss) and earnings (loss) per share as if the fair value based method provided by SFAS 123 had been applied. The Company accounts for stock-based compensation arrangements using APB 25 and has adopted the pro forma disclosure requirements of SFAS 123 (Note 6).


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

2. Significant Accounting Policies and Other Matters (continued)

Equipment Retirement Charges

In 1998, management decided to return certain leased aircraft as the leases expire in 1998 and 1999. The Company recorded return costs associated with aircraft leases that expired in 1998 in the year ended December 31, 1998 and is amortizing expected return costs for leased aircraft for leases expiring in 1999 over the remaining revenue producing term of the related leases. Management expects $3.9 million in costs to be incurred to return these aircraft. During the year ended December 31, 1998, the Company recorded $2.4 million in equipment retirement charges, of which $1.8 million is recorded as a liability at December 31, 1998.

Reclassifications

Certain 1996 amounts in the accompanying financial statements have been reclassified to conform to the 1997 and 1998 presentation. These reclassifications had no effect on previously reported net income (loss) or stockholders' equity (deficit).


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

3. Long-Term Debt

The Company's long-term debt consists of the following (in thousands):

                                                                December 31
                                                               1998       1997
                                                           -----------------------
6.9% to 7% secured notes payable, principal and interest
  payable semi-annually beginning in 1998-1999 through
  2014-2015 (a)                                              $68,186     $     -
Variable rate notes payable, interest only at 30 day
  LIBOR plus 3%, due June 1998; 80% refinanced in
  February 1998 as 6.9% secured notes payable, principal
  and interest payments commencing August 1998 through
  August 2014 (a)                                                  -      34,531
8% secured notes payable, principal and interest payments
  commencing February 1998 through January 2004 (net of
  debt discount of $1,146, and $1,370 at December 31,
  1998 and December 31, 1997, respectively) (b)                7,824       8,796
8% unsecured note payable, principal payments
  commencing February 1998 through January 2004 (net of
  debt discount of $1,146, and $1,370 at December 31,
  1998 and December 31, 1997, respectively) (c)                4,032       4,499
Miscellaneous notes payable                                        -           6
6.9% lease purchase obligation, principal and
  interest payable monthly commencing April 1998
  through March 2005                                           2,227           -
8.4% secured note payable, principal payments
  commencing September 1998, due August 2001                   1,600           -
                                                           -----------------------
                                                              83,869      47,832
Less - amounts due within one year                             5,206       8,883
                                                           -----------------------
                                                             $78,663    $ 38,949
                                                           =======================


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

3. Long-Term Debt (continued)

a) These notes are related to the purchase of CRJ aircraft. Each note is collateralized by the related aircraft.

b) As a part of the recapitalization on February 11, 1997, a note payable of $9 million, plus accrued interest of $450,000 was converted into a note payable, collateralized by first and second security interests in most of the Company's assets. The note accreted interest until February 1998, when principal and interest payments began.

c) As a part of the recapitalization on February 11, 1997, the notes payable were restructured into long-term notes payable, accreting interest until February 1998 when principal and interest payments began.

d) The Company is prohibited from paying dividends under the terms of certain debt and lease agreements.

                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

3. Long-Term Debt (continued)

Certain of the Company's debt instruments prohibit the payment of dividends until such debt has been repaid.

The aggregate principal maturities of long-term debt at December 31, 1998 are as follows (in thousands):

    Year ended:
    -----------
    1999                                                   $ 5,206
    2000                                                     5,592
    2001                                                     5,876
    2002                                                     5,875
    2003                                                     6,358
    Thereafter                                              54,962
                                                         ------------
    Principal balance                                      $83,869
                                                         ============

Interest charged to expense was $6.1 million, $1.7 million and $2.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. Of these amounts, $106,000 in 1998 and $1.1 million in 1997 were accreted to the principal balance of the related long-term debt.


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

4. Leases

As of December 31, 1998, the Company leased ten Fokker F-100 aircraft, five CRJ aircraft, and one Airbus Industries A320 aircraft under operating leases with terms ranging from 4 to 18 years of which the remaining terms range from 3 months to 16.5 years.

The Company's leases or subleases of gates at various airports, including subleases for 14 gates at Raleigh-Durham Airport ("RDU"), expire at various dates through 2013. The Company also leases 70% of its slots at New York's LaGuardia Airport and 75% of its slots at Washington, D.C.'s National Airport from certain airlines which are currently scheduled to expire in April 2000.

The Company currently subleases its corporate headquarters and reservation facility in Durham, North Carolina under an operating lease agreement expiring on July 31, 1999 with an option to extend the lease for one year. In 1998, the Company entered into a new operating lease for a corporate headquarters and reservation facility in Morrisville, North Carolina with an occupancy date in the second quarter 1999. The new facility lease includes escalating rent payments and a ten year term which expires December 31, 2008. Rent expense is recognized on a straight-line basis over the lease term.

The Company leases certain furniture, machinery and equipment under capital lease agreements that expire through 2000. Amortization expense of $213,000, $149,000 and $109,000 is included in depreciation and amortization expense in the statements of operations for the years ended December 31, 1998, 1997 and 1996, respectively.

Equipment and property includes the following amounts for capital leases (in thousands):
                                                      December 31
                                                 1998           1997
                                            -------------------------------

Office equipment                               $ $669         $  669
Less accumulated amortization                    (523)          (310)
                                            ===============================
                                               $  146         $  359
                                            ===============================


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

4. Leases (continued)

At December 31, 1998, the future minimum lease payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

                                                   Operating
                                             ----------------------
                                   Capital    Aircraft    Other       Total
                                  ---------------------------------------------
 Year ended:

  1999                               $ 165    $28,583     $ 4,195    $32,943
  2000                                 104     24,443       2,980     27,527
  2001                                   -     24,443       2,659     27,102
  2002                                   -     24,268       2,674     26,942
  2003                                   -     21,993       2,689     24,682
  Thereafter                             -    158,648      21,967    180,615
                                  ---------------------------------------------
 Total minimum lease payments          269   $282,378     $37,164   $319,811
                                             ==================================
 Amounts representing interest         (25)
                                  -----------
                                     $ 244
                                  ===========

Rent expense is recorded on a straight-line basis over the term of the leases. Lease and rent expense charged to operations was approximately $36.6 million, $36.7 million, and $41.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Under the terms of certain aircraft leases, the Company had security deposits on each related aircraft, which totaled approximately $1.5 million and $3.1 million at December 31, 1998 and 1997, respectively. Certain aircraft leases also require the Company to make payments for maintenance based on block hours and/or cycles. The Company incurred expenses of $6.5 million, $4.2 million and $4.3 million related to these payments for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company currently leases 10 Fokker F-100 aircraft. Pursuant to the terms of the leases, the lessor has the right to terminate its lease on six months prior notice beginning September 15, 1998, provided that no lease can be terminated if it would result in a fourth lease termination in any 12 month period, including scheduled terminations. The Company plans to return two Fokker F-100 aircraft in the first six months of 1999 upon lease termination.

The Company plans to return its single Airbus Industries A320 aircraft in June 1999 upon lease termination.

                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

5. Stockholders' Equity (Deficit)

Stock Split

Prior to the initial public offering of the Company's common stock, the Company's Board of Directors authorized a division of common shares at the rate of 682.9108392 to one. All earnings per share, option prices, share values, and other share information for the year ended December 31, 1997 have been restated to reflect the stock split. Since the Company was recapitalized in February 1997 and all prior capital stock was canceled at that time, it is not meaningful to present share information prior to 1997.

Initial Public Offering

On December 4, 1997, the Company completed an initial public offering of 4,830,000 shares of common stock (the "Offering"). Of the 4,830,000 shares, 2,699,320 shares were sold by the Company and 2,130,680 shares were sold by certain selling shareholders. The Offering price was $15.50 per common share resulting in gross offering proceeds of $74.9 million. Proceeds to the Company, net of underwriting discounts, offering expenses and amounts to selling shareholders, were $37.7 million. Two shareholders holding all the Company's outstanding preferred stock exercised their right to convert those shares into an equivalent number of common shares.

Recapitalization

Effective with the recapitalization on February 11, 1997, the following equity structure was established:

Up to 12 million shares of $.01 par value senior convertible preferred stock with a $4.02 stated liquidation value per share were authorized, of which 3,728,693 shares were issued. Senior convertible preferred stockholders ("preferred stockholders") are entitled to dividends if any dividends are declared or paid upon the common stock. Preferred stockholders are entitled to 70% of all votes in the aggregate. Senior convertible preferred stock may be converted at any time at the election of the stockholder, on a basis of one share of senior convertible preferred stock for one share of common stock. All issued preferred shares were converted into an equal number of common shares during 1997 and 12 million shares of preferred stock remain authorized.


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

5. Stockholders' Equity (Deficit) (continued)

Up to 25 million shares of $.01 par value common stock were authorized. Common stockholders are entitled to one vote per share of stock held. Common stockholders' rights are subordinate to those of preferred stockholders.

Warrants were issued for the purchase of 390,625 shares of $.01 par value common stock for $0.0015 per share. The warrants were valued at $4.02 per share, or $1.57 million, and expire on February 11, 2002. The warrants may be exercised in whole or in part at any time prior to expiration. The Company has reserved 390,625 shares of Common Stock for the possible exercise of these warrants. None of the warrants have been exercised as of December 31, 1998.

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


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

5. Stockholders' Equity (Deficit) (continued)

Common stockholders rights were subordinate to those of preferred stockholders. The Class A, Class B and Class C common stock was canceled in connection with the recapitalization.

In conjunction with certain subordinated debt offerings during 1995 and 1996 (forgiven during the recapitalization (Note 13)), the Company issued warrants to purchase 7.5 million shares of the Company's Class C common stock at an initial exercise price of $.01 per share. These warrants were canceled in connection with the recapitalization.

The following table presents each class of the Company's issued and outstanding capital stock for the period subsequent to the February 1997 recapitalization:

                                      December 31, 1998     December 31, 1997
                                      Shares       Par      Shares      Par
                                      Issued     Amount     Issued     Amount
                                    --------------------------------------------

Common stock (1)                    8,602,395   $86,024    8,558,695  $85,587

(1) Common stock, $.01 par value, 25,000,000 shares authorized.

The Company also has authorized 12 million shares of preferred stock, $.01 par value, none of which is issued.

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


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

6. Stock Options (continued)

The following table summarizes common stock options granted at $4.02 and $15.50 per share in connection with the Company's 1997 option plan:

                                                                       Weighted
                                                                        Average
                                    Shares                             Exercise
                                   Available    Options                  Price
                                   for Grant  Outstanding  Exercisable Per Share
                                  -----------------------------------------------
  Shares reserved for grant       1,562,500           -            -      $  -
    Granted                      (1,340,590)  1,340,590            -       6.89
    Became exercisable                    -           -      390,625       4.02
                                  ------------------------------------
  Balance at December 31, 1997      221,910   1,340,590      390,625       6.89
    Became exercisable                    -           -      293,703       6.11
    Exercised                             -     (43,700)     (43,700)      4.02
    Canceled                              -     (91,224)           -      12.68
                                  ------------------------------------
  Balance at December 31, 1998      221,910   1,205,666      640,628      $6.56
                                  ====================================

The following summarizes information about the exercise prices of the Company's stock options outstanding:

                                              December 31
              Exercise Price               1998         1997
              ---------------------------------------------------
                $4.02                     939,146    1,005,245
               $15.50                     266,520      335,345
                                       --------------------------
                                        1,205,666    1,340,590
                                       ==========================


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

6. Stock Options (continued)

Pro forma information regarding net income and earnings per share is required by SFAS 123 (Note 2), and has been determined as if the Company had accounted for its employee stock options using the fair value method provided by that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                            Year ended
                                            December 31
                                               1997
                                         ----------------
Risk free interest rate                         6%
Expected dividend yield                         0%
Expected volatility                            55.1%
Average expected life of options              2-6 yrs.

The contractual weighted-average life of the options at December 31, 1998 and 1997 were 7.66 and 7.75 years, respectively. The weighted-average grant date fair value of options outstanding at December 31, 1998 and 1997 was approximately $4.5 and $5.0 million, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options.

The Company's pro forma information follows:

                                                      Year ended December 31
                                                        1998          1997
                                                    ---------------------------

Net income as reported                              $14,981,000   $24,894,000
  Pro forma net income                               14,164,000    23,701,000

Basic earnings per share:
  As reported                                             $1.75         $4.11
  Pro forma                                                1.65          3.91
Diluted earnings per share:
  As reported                                             $1.54         $3.46
  Pro forma                                                1.46          3.29



                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

7. Earnings Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Year ended December 31
                                                        1998       1997 (1)
                                                    --------------------------
Numerator:
  Net income (2)                                    $14,981,000  $24,894,000

Denominator:
  Denominator for basic earnings per share -
  weighted average shares                             8,574,972    6,059,051
  Effect of dilutive securities (3):
   Employee stock options                               765,965      744,155
   Warrants                                             390,590      390,588
                                                    --------------------------
  Dilutive common shares                              1,156,555    1,134,743
Denominator for diluted earnings per share -
  adjusted weighted average shares                    9,731,527    7,193,794
                                                    ==========================
Basic earnings per share                                  $1.75         $4.11
                                                    ==========================
Diluted earnings per share                                $1.54         $3.46
                                                    ==========================

(1) Options to purchase 335,345 shares of common stock at $15.50 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share for the year ended December 31,1997 because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(2) Numerator for basic and diluted earnings per share.

(3) Shares calculated using the "Treasury Stock" Method under SFAS 128.

                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

8. Income Taxes

The components of the Corporation's taxes on income are as follows:

                                         1998      1997
                                         ----      ----
Federal income taxes:
     Current                            $2,391    $6,096
     Deferred                            6,008         -
                                        ------    ------
          Total federal income taxes    $8,399    $6,096
                                        ------    ------

State income taxes:
     Current                            $  222    $  210
     Deferred                              557         -
                                        ------    ------
          Total state income taxes      $  779    $  210
                                        ------    ------
Total provision for income taxes        $9,178    $6,306
                                        ======    ======

Differences between reported tax expense computed by applying the statutory federal income tax rate to income (loss) before income taxes and reported tax expense are as follows (in thousands):

                                                Year ended December 31
                                        1998            1997            1996
                                 ------------------------------------------------
                                      $       %      $       %        $       %
                                 ------------------------------------------------
Computed tax expense               $8,456   35.0  $5,331    35.0  $(7,899) (34.0)
State taxes, net of federal benefit   785    3.3     184     1.2        -      -
Permanent items and Other             (63)  (0.3)     64      .4        -      -
Valuation allowance for deferred
  tax assets                          -      -       727     4.8    7,899   34.0
                                 ================================================
Reported tax expense               $9,178   38.0  $6,306    41.4  $     -      -
                                 ================================================

Income taxes are calculated using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes arise from temporary differences between the income tax basis and financial reporting basis of assets and liabilities. The components of the Company's deferred taxes are as follows (in thousands):

                                                        December 31
                                                    1998          1997
                                                 -----------------------
   Deferred tax assets - noncurrent
     Operating loss carryforwards                  $14,417      $17,281
     Accrued liabilities and other miscellaneous       457        3,955
     Valuation allowance                           (14,417)     (21,236)
                                                 -----------------------
   Net deferred tax asset                              457            -

   Deferred tax liabilities - noncurrent
     Depreciation and amortization                  (7,022)           -
                                                 -----------------------
   Net deferred taxes                              $(6,565)     $     -
                                                 =======================


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

8. Income Taxes (continued)

As of December 31, 1998 and 1997, the Company had approximately $30.1 million and $51.0 million, respectively, of available net operating loss carryforwards
(NOLs) to offset future taxable income of the Company. The NOLs expire by 2012 if not used. Under Section 382 of the Internal Revenue Code, as amended, the Company's ability to utilize such loss carryforwards in any one year, which were generated prior to a change in ownership may be limited or eliminated as a result of the February 11, 1997 recapitalization.

The valuation allowance of $14.4 and $21.2 million at December 31, 1998 and 1997, respectively, was provided because, in the Company's assessment, it is uncertain whether the net deferred tax assets will be realized due to the recent ownership changes.

Net operating loss carry forward tax benefits which originated prior to the quasi-reorganization are credited to additional paid-in capital, when utilized, in accordance with the provisions of Statement of Financial Accounting Standards No. 109.

9.  Commitments and Contingencies

In the fourth quarter of 1998, the Company retired two F-100 aircraft at the expiration of the related lease terms. The Company and the lessor disagreed as to the amount of certain life cycle costs required to maintain the aircraft and as to the level of the Company's responsibility to pay for such costs. The Company believes that it has met and exceeded its obligations. The lessor believes that the Company has not met its obligations and that the Company owes the lessor approximately $1.3 million in connection with the return of the first F-100 aircraft and an unstated amount in connection with the return of the second aircraft. The Company expects to negotiate with the lessor concerning this dispute and further believes, that if necessary, it has meritorious legal defenses to the lessor's claim. At this time, it is not possible to predict the outcome of this dispute. The Company will be retiring two other F-100 aircraft in the first half of 1999 and believes similar claims may be asserted by the lessor with respect to each of those aircraft.

In August 1998, the Compliance and Enforcement Branch of the Drug Abatement Division of the FAA conducted an inspection of the Company's compliance with certain regulations related to its alcohol and drug testing programs. In September 1998, the FAA notified the Company that it was investigating alleged violations discovered during the August 1998 inspection. The Company responded to these alleged violations in October 1998 and have received no further correspondence from the FAA in this respect. The Company is unable to determine whether the FAA's investigation will result in the finding of violations of these regulations and, if so, whether the FAA will pursue an assessment as a result of any such findings or what the amount of any such assessment might be.

The Company has entered into a lease for new headquarters facilities closer to the Raleigh-Durham airport. In conjunction with the lease, certain contracts for the buildout and furnishing of the facility have been executed which are expected to total approximately $3 million, which will be amortized over periods of 3 to 7 years. The move to the new facility is expected to take place in the second quarter of 1999.


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

9.  Commitments and Contingencies (continued)

The Company has firm orders for 12 additional newly manufactured CRJ-200ER Canadair Regional Jet aircraft, all of which are scheduled to be delivered by March 2000. Midway also has options to acquire up to 17 additional CRJs with delivery dates for the first seven of these aircraft extending over a one year period beginning in the first half of 2000 and with the delivery dates for the remaining ten of these aircraft beginning in March 2002. For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million. Pursuant to an agreement with GE Aircraft Engines, a division of General Electric International, Inc., the Company intends to purchase two CF34-3B1 spare engines to support the operation of its CRJ-200ER aircraft.

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

                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

9.  Commitments and Contingencies (continued)

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

The Company's pilots and fleet service (ramp) employees are represented by labor unions. The pilots' representative, Air Line Pilots Association, was elected in December 1997, and the ramp employees' representative, International Association of Machinists & Aerospace Workers, AFL-CIO, was elected in June 1998. Prior to those times, none of the Company's employees were represented by a union. Although the Company believes mutually acceptable agreements can be reached with the unions representing such employees, it has only recently begun negotiations and, therefore, the ultimate outcome of such negotiations is unknown at this time. In a December 1998 representation election the Association of Flight Attendants, AFL-CIO ("AFA") obtained the votes necessary to represent Midway's flight attendants. On December 18, 1998 Midway filed a motion with the National Mediation Board ("NMB") alleging that the AFA interfered with the election. In February 1999 the NMB found that the AFA had made misrepresentations during the December 1998 election campaign but never-the-less certified the AFA as the representative of Midway's flight attendants. No determination has yet been made whether or not to seek judicial review of this decision by the NMB. Although the Company believes mutually acceptable agreements can be reached with the unions representing such employees, it has only recently begun negotiations and, therefore, the ultimate outcome of such negotiations is unknown.

10.   Benefit Plans

Effective October 1995, the Company established a savings plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code. All employees were eligible for enrollment in the 401(k) Plan after six months of employment. Effective April 1999, all employees who are not covered by a collective bargaining agreement are eligible for enrollment in the 401(k) Plan after three months of employment. The Company, at its discretion, may match up to 50% of employee contributions up to a maximum of $1,000 in any given calendar year. The Company made no contributions to the Plan for the years ended December 31, 1998, 1997 and 1996.

In January 1998, the Company announced its intention to distribute a portion of its profits to employees. The Company has expensed $2.4 million for such distributions for the year ended December 31, 1998.


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

11.    Restructuring Charges

In December 1994, the Company reached a decision to relocate its main base of operations from Chicago to Raleigh-Durham. The Company began operations at Raleigh-Durham in March 1995. In conjunction with the decision to move, the Company recorded a restructuring charge of $4.9 million for estimated exit costs related to its Chicago Midway Airport headquarters. This liability was settled for $1.2 million in the February 11, 1997 recapitalization. The resulting extraordinary gain of $2.7 million is included in the extraordinary gain reported for 1997.

12.    Transactions with Related Parties

In August of 1996, the then majority shareholder, Zell/Chilmark executed a guaranty and pledge agreement in favor of a credit card intermediary (the "Intermediary"). The execution of this guaranty and pledge agreement, and Zell/Chilmark's deposit of $7 million with the Intermediary, allowed the Intermediary to release $7 million of cash to Midway out of the credit card holdback account maintained by the Intermediary in connection with its processing of Midway's credit card sales. Midway executed a Subordinated Demand Note to Zell/Chilmark in the event the Intermediary exercised its rights under the guaranty and pledge agreement with respect to Zell/Chilmark's $7.0 million cash collateral. Zell/Chilmark's guaranty and pledge agreement was terminated, and Midway's note to Zell/Chilmark was canceled in connection with the recapitalization on February 11, 1997 (Note 13). The Zell/Chilmark guaranty was replaced by a letter of credit from the new majority owner. In February 1998, the Company funded the credit card holdback and the letter of credit was released.

Until the contract was canceled effective May 15, 1997, the Company purchased certain reservation services from a related party. The expenses incurred were approximately $850,000 and $2.1 million for the years ended December 31, 1997 and 1996, respectively.

The Company incurred legal expenses from a related party law firm totaling approximately $362,000 and $445,000 for the years ended December 31, 1998 and 1997, respectively.


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

13. Recapitalization

On February 11, 1997, the Company was recapitalized. Through the recapitalization, debt was either extinguished or restructured; all of the existing stock was canceled and new stock was issued; new terms for aircraft leases and rent reductions for facilities were implemented; and agreements reflecting revised maintenance arrangements were negotiated. As a result of the foregoing items and other related transactions, for the year ended December 31, 1997 the Company recorded an extraordinary gain of approximately $16.0 million and recapitalization charges of approximately $750,000.

The following transactions were recorded as a result of the recapitalization:

(a) All existing shares of capital stock were canceled. New shares of capital stock were issued (a) to James H. Goodnight, Ph.D, for consideration of $10.1 million in cash, (b) to John P. Sall for consideration of $4.9 million in cash and (c) to Zell/Chilmark for consideration of $7.0 million in cash. Additional shares of common stock and a warrant to purchase common stock with an aggregate value of $3.1 million were issued to certain key vendors. Additionally, current assets were reduced to settle various liabilities for amounts substantially less than the carrying value at February 11, 1997.

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


                           Midway Airlines Corporation

                    Notes to Financial Statements (continued)

14.  Prior Period Adjustment

The accompanying financial statements have been restated in accordance with Statement of Financial Accounting Standards No. 16 for revisions to amounts recorded at December 31, 1995. The restatement adjusts 1995 accumulated deficit, credit card receivables and advance ticket sales for revisions to the previously recorded amounts. These revisions reduced credit card receivables and advance ticket sales by $2,302,000 and $975,000, respectively.

This adjustment had no effect on the Company's previously reported results of operations for 1996 and 1997.


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

  (a)(2)  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

                                                Additions
                                   Balance at   Charged to   Deductions   Balance
                                   Beginning    Costs and      from      at End of
                                   of Period    Expenses     Reserves     Period
                                   -----------------------------------------------
                                              (dollars in thousands)
Year ended December 31, 1998       $ 1,673          26           75      $ 1,624
  Allowance for doubtful accounts
Year ended December 31, 1997       $    58       2,254          639      $ 1,673
  Allowance for doubtful accounts
Year ended December 31, 1996       $    75         177          194      $    58
  Allowance for doubtful accounts

Other schedules have been omitted because they are inapplicable, immaterial, or not required, or the information is included in the audited financial statements or notes thereto.

  (b) Reports on Form 8-K:

            Date                   Subject
            -----------------      ---------------------------------------------

            December 10, 1998      Item 5: Announcement of exercise of options
                                   to purchase three (3) new Canadair Regional
                                   Jet Aircraft and certain contingencies
                                   related to aircraft returns and engines.


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

                                  EXHIBIT INDEX
                           MIDWAY AIRLINES CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                  EXHIBIT INDEX

  NO.       DESCRIPTION
  ---       -----------
  3.1+      Amended and Restated Certificate of Incorporation.
  3.2+      Amended and Restated By-laws.
  4.1+      Form of Common Stock Certificate.
  4.2+      See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
            Certificate of Incorporation and Amended and Restated By-laws of
            Midway defining the rights of the holders of Common Stock.
  4.3+++    Form of Trust Indenture and Security Agreement between Midway
            Airlines Corporation and The First National Bank of Maryland as
            Indenture Trustee.
  4.4+++    Form of Promissory Note from Midway Airlines Corporation to
            Canadian Regional Aircraft Finance Transaction No. 1 Limited.
  4.5+      Stockholders Agreement dated February 11, 1997.
  4.6++     Pass Through Trust Agreement, (1A-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1A-S) and the issuance of 7.14% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1A-S) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class A
            Certificate).
  4.7++     Pass Through Trust Agreement, (1A-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1A-O) and the issuance of 7.14% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1A-O) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class A
            Certificate).
  4.8++     Pass Through Trust Agreement, (1B-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1B-S) and the issuance of 8.14% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1B-S) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class B
            Certificate).
  4.9++     Pass Through Trust Agreement, (1B-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1B-O) and the issuance of 8.14% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1B-O) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class B
            Certificate).
  4.10++    Pass Through Trust Agreement, (1C-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1C-S) and the issuance of 8.92% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1C-S) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class C
            Certificate).
  4.11++    Pass Through Trust Agreement, (1C-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1C-O) and the issuance of 8.92% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1C-O) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class C
            Certificate).
  4.12++    Pass Through Trust Agreement, (1D-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1D-S) and the issuance of 8.86% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1D-S) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class D
            Certificate).
  4.13++    Pass Through Trust Agreement, (1D-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1D-O) and the issuance of 8.86% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1D-O) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class D
            Certificate).
  4.14++    Note Purchase Agreement, dated as of August 13, 1998, between Midway
            Airlines Corporation and The First Bank of Maryland, as Trustee, The
            First National Bank of Maryland, as Pass Through Trustee under each of the Pass Through Trust Agreements, The First National Bank of
            Maryland, as Subordination Agent, First Union Trust Company,
            National Association, as Escrow Agent and The First National Bank of
            Maryland, as Paying Agent.
  4.15++    Deposit Agreement, (Class A), dated as of August 13, 1998, between
            First Union Trust Company, National Association as Escrow Agent and
            First Union National Bank as Depositary.
  4.16++    Deposit Agreement, (Class B), dated as of August 13, 1998, between
            First Union Trust Company, National Association as Escrow Agent and
            First Union National Bank as Depositary.
  4.17++    Deposit Agreement, (Class C), dated as of August 13, 1998, between
            First Union Trust Company, National Association as Escrow Agent and
            First Union National Bank as Depositary.
  4.18++    Deposit Agreement, (Class D), dated as of August 13, 1998, between
            First Union Trust Company, National Association as Escrow Agent and
            First Union National Bank as Depositary.
  4.19++    Irrevocable Revolving Credit Agreement, (Class-A Certificates),
            dated as of August 13, 1998, between The First National Bank of
            Maryland, not in its individual capacity but solely as Subordination
            Agent, as agent and trustee for the Midway Airlines 1998-1A Pass
            Through Trust, as Borrower and ABN AMRO Bank N.V., Chicago Branch as
            Liquidity Provider.
  4.20++    Irrevocable Revolving Credit Agreement, (Class-B Certificates),
            dated as of August 13, 1998, between The First National Bank of
            Maryland, not in its individual capacity but solely as Subordination
            Agent, as agent and trustee for the Midway Airlines 1998-1B Pass
            Through Trust, as Borrower and ABN AMRO Bank N.V., Chicago Branch as
            Liquidity Provider.
  4.21++    Irrevocable Revolving Credit Agreement, (Class-C Certificates),
            dated as of August 13, 1998, between The First National Bank of
            Maryland, not in its individual capacity but solely as Subordination
            Agent, as agent and trustee for the Midway Airlines 1998-1C Pass
            Through Trust, a Borrower and ABN AMRO Bank N.V., Chicago Branch as
            Liquidity Provider.
  4.22++    Intercreditor Agreement, dated as of August 13, 1998 among The First
            National Bank of Maryland, not in its individual capacity but solely as Trustee under the Midway Airlines Pass Through Trust 1998-1A,
            Midway Airlines Pass Through Trust 1998-1B, Midway Airlines Pass
            Through 1998-1C and Midway Airlines Pass Through Trust 1998-1D, ABN
            AMRO Bank, N.V. Chicago Branch as Class A Liquidity Provider, Class
            B Liquidity Provider and Class C Liquidity Provider and The First
            National Bank of Maryland not in its individual capacity except as expressly set forth herein but solely as Subordination Agent and trustee thereunder.
  4.23++    Escrow and Paying Agent Agreement, (Class A), dated as of August 13,
            1998 among First Union Trust Company, National Association as Escrow
            Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First
            Boston Corporation as Initial Purchasers, The First National Bank of
            Maryland not in its individual capacity, but solely as Pass Through
            Trustee for and on behalf of Midway Airlines Pass Through Trust
            1998-Paying Agent.
  4.24++    Escrow and Paying Agent Agreement, (Class B), dated as of August 13,
            1998 among First Union Trust Company, National Association as Escrow
            Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First
            Boston Corporation as Initial Purchasers, The First National Bank of
            Maryland not in its individual capacity, but solely as Pass Through
            Trustee for and on behalf of Midway Airlines Pass Through Trust
            1998-1B-O as Pass Through Trustee and The First National Bank of
            Maryland as Paying Agent.
  4.25++    Escrow and Paying Agent Agreement, (Class C), dated as of August 13,
            1998 among First Union Trust Company, National Association as Escrow
            Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First
            Boston Corporation as Initial Purchasers, The First National Bank of
            Maryland not in its individual capacity, but solely as Pass Through
            Trustee for and on behalf of Midway Airlines Pass Through Trust
            1998-1C-O as Pass Through Trustee and The First National Bank of
            Maryland as Paying Agent.
  4.26++    Escrow and Paying Agent Agreement, (Class D), dated as of August
            13, 1998 among First Union Trust Company, National Association as
            Escrow Agent, Morgan Stanley & Co. Incorporated and Credit Suisse
            First Boston Corporation as Initial Purchasers, The First National
            Bank of Maryland not in its individual capacity, but solely as Pass
            Through Trustee for and on behalf of Midway Airlines Pass Through
            Trust 1998-1D-O as Pass Through Trustee and The First National Bank
            of Maryland as Paying Agent.
  4.27++    Registration Rights Agreement, dated as of August 13, 1998, among
            Midway Airlines Corporation, a Delaware corporation, The First
            National Bank of Maryland, as Trustee under each of the Trust
            Agreements, Morgan Stanley & Co. Incorporated and Credit Suisse
            First Boston Corporation.
  10.1++    See Exhibits 4.3 and 4.4 for Form of Promissory Note and Form of
            Trust Indenture and Security Agreement.
  10.2+++   Midway Airlines Corporation 1997 Stock Option Plan and Form of Stock
            Option Agreement related thereto.
  10.3*+    Aircraft Operating Lease Agreement No. AOLAF-111 dated as of
            November 11, 1993 between First Security Bank of Utah, N.A. ("FSBU")
            and Midway, with amendments attached thereto.
  10.4*+    Aircraft Operating Lease Agreement No. AOLAF-112 dated as of
            November 11, 1993 between FSBU and Midway, with amendments attached thereto.
  10.5*+    Aircraft Operating Lease Agreement No. AOLAF-113 dated as of
            November 11, 1993 between FSBU and Midway, with amendments attached thereto.
  10.6*+    Aircraft Operating Lease Agreement No. AOLAF-114 dated as of
            November 11, 1993 between FSBU and Midway, with amendments attached thereto.
  10.7*+    Aircraft Operating Lease Agreement No. AOLAF-115-A dated as of July
            10, 1995 between Wings Aircraft Finance, Inc. ("Wings") and Midway, with amendments attached thereto.
  10.8*+    Aircraft Operating Lease Agreement No. AOLAF-116-A dated as of July
            10, 1995 between Wings and Midway, with amendments attached thereto.
  10.9*+    Aircraft Operating Lease Agreement No. AOLAF-117-A dated as of July
            10, 1995 between Wings and Midway, with amendments attached thereto.
  10.10*+   Aircraft Operating Lease Agreement No. AOLAF-118-A dated as July 10,
            1995 between Wings and Midway, with amendments attached thereto.
  10.11*+   Aircraft Operating Lease Agreement No. AOLAF-135 dated as of July
            20, 1995 between FSBU and Midway, with amendments thereto.
  10.12*+   Aircraft Operating Lease Agreement No. AOLAF-524 dated as August 1,
            1995 between FSBU and Midway, with amendments thereto.
  10.13*+   Aircraft Operating Lease Agreement No. AOLAF-525 dated as of October
            15, 1995 between FSBU and Midway, with attached thereto.
  10.14*+   Aircraft Operating Lease Agreement No. AOLAF-136 dated as of
            December 15, 1995 between FSBU and Midway, with amendments attached thereto.
  10.15*+   Aircraft Lease Agreement dated as of May 24, 1995 between Wilmington
            Trust Company and Midway.
  10.16*+   Airbus A-320-200 Purchase Agreement dated as of March 17, 1995 between AVSA. S.A.R.L. ("AVSA") and Midway with Amendment Nos. 1 through 6 thereto.
                  Letter Agreement No. 2 Re: Purchase Incentives and
                     Miscellaneous Matters, as amended
                  Letter Agreement No. 3 Re: Option Aircraft, as amended
                  Letter Agreement Re: Financial Matters with Amendment No. 4 thereto.
  10.17*+   Agreement of Sublease dated as of January 18, 1995 between American
            Airlines, Inc. ("AA") and Midway, with amendments attached thereto.
  10.18*+   AAdvantage(R) Participating Carrier Agreement dated as of January
            18, 1995 between AA and Midway, with amendments attached thereto.
  10.19*+   Secured Promissory Note dated February 7, 1997 from Midway to AA.
  10.20*+   February 10, 1997 Letter Agreement between American Airlines, Inc.
            and Midway with Exhibits A and C through I thereto.
  10.21*+   Agreement Relating to Repair and Overhaul of Rolls Royce Engines
            dated as of May 10, 1996 between Rolls Royce Aero Engine Services
            Limited and Midway.
  10.22*+   Purchase Agreement between Bombardier Inc. and Midway dated
            September 17, 1997 with Letter Agreements 001 through 011.
  10.23*+   Services and Licenses Agreement between Midway and Airline
            Management Services, Inc. dated as of December 7, 1995 with Annex A thereto.
  10.24*+   Letter Agreement dated as of July 1, 1996 between Fokker Services,
            Inc. and Midway.
  10.25     [Intentionally Omitted.]
  10.26+    Warrant to Purchase Shares of Common Stock of Midway Airlines
            Corporation dated February 11, 1997 issued by Midway in favor of AMR
            Corporation.
  10.27     [Intentionally Omitted.]
  10.28*+   General Terms of Sale between IAE International Aero Engines AG and
            Midway dated May 17, 1995 with Side Letter Number 1 and Side Letter
            Number 2 thereto.
  10.29*+   Promissory Note dated February 11, 1997 made by Midway to debis
            AirFinance B.V.
  10.30*+   Promissory Note dated February 11, 1997 made by Midway to Daimler
            Benz Aerospace A.G.
  10.31+    Severance Agreement and Other Matters made as of February 11, 1997 between Robert R. Ferguson III and Midway.
  10.32+    Employment Agreement dated as of July 15, 1996 between Steven
            Westberg and Midway, with amendments attached thereto.
  10.33+    Employment Agreement dated as of July 15, 1996 between Jonathan S.
            Waller and Midway, with amendments attached thereto.
  10.34     [Intentionally Omitted.]
  10.35     [Intentionally Omitted.]
  10.36+    Option to Purchase Shares of Common Stock of Midway Airlines
            Corporation dated as of February 11, 1997 issued by Midway in favor of Robert R. Ferguson III.
  10.37+    Agreement and Plan of Merger dated as of January 17, 1997 by and among Midway, GoodAero, Inc., James H. Goodnight, Ph.D, John P. Sall
            and the Zell/Chilmark Fund L.P., with amendments attached thereto.
  10.38     [Intentionally Omitted.]
  10.39*+   Sublease dated June 30, 1995 between Peoples Security Life Insurance
            Company and Midway.
  10.40     [Intentionally Omitted.]
  10.41*+   AAirpass Agreement dated as of March 2, 1995 between American
            Airlines Inc. and Midway.
  10.42*+   Engine Lease Agreement dated September 11, 1997 between RRPF Engine
            Leasing Limited and Midway.
  10.43+    Option to Purchase Shares of Common Stock of Midway Airlines
            Corporation dated as of February 11, 1997 issued by Midway in favor of Steven Westberg.
  10.44+    Option to Purchase Shares of Common Stock of Midway Airlines
            Corporation dated as of February 11, 1997 issued by Midway in favor of Jonathan S. Waller.
  10.45     [Intentionally Omitted.]
  10.46+    Option to Purchase Shares of Common Stock of Midway Airlines
            Corporation dated as of February 11, 1997 issued by Midway in favor of Thomas Duffy, Jr.
  10.47+    Option to Purchase Shares of Common Stock of Midway Airlines
            Corporation dated as of February 11, 1997 issued by Midway in favor of David Vance.
  10.48*+   Agreement, executed September and November 1997, between Rolls-Royce
            Canada Limited and Midway.
  10.49++   Purchase Agreement, dated as of August 6, 1998, by and among Midway
            Airlines Corporation, Morgan Stanley & Co. Incorporated and Credit
            Suisse First Boston Corporation.
  10.50@    Participation Agreement dated as of September 10, 1998 among Midway
            Airlines Corporation as Lessee, NCC Charlie Company as Owner
            Participant, First Union Trust Company, National Association not in
            its individual capacity (except as otherwise expressly set forth herein) but solely as Owner Trustee, The First National Bank of
            Maryland as Indenture Trustee, The First National Bank of Maryland
            as Pass-Through Trustee and The First National Bank of Maryland as
            Subordination Agent. Midway Airlines Corporation is a party to five additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.
  10.51@    Trust Agreement dated as of September 10, 1998 between NCC Charlie
            Company as Owner Participant and First Union Trust Company, National
            Association as Owner Trustee. There are five additional Trust
            Agreements which are substantially identical in all material respects except as indicated on the exhibit.
  10.52@    Trust Indenture and Security Agreement dated as of September 10,
            1998 between First Union Trust Company, National Association not in
            its individual capacity except as expressly provided herein but solely as Owner Trustee and The First National Bank of Maryland as
            Indenture Trustee. There are five additional Trust Indenture and
            Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.
  10.53@    Indenture Supplement No. 1 dated as of September 30, 1998 of First
            Union Trust Company, National Association, a national banking association, not in its individual capacity but solely as Owner
            Trustee. There are five additional Indenture Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.
  10.54*@   Lease Agreement dated as of September 10, 1998 between First Union
            Trust Company, National Association as Owner Trustee and Lessor and
            Midway Airlines Corporation as Lessee. Midway Airlines Corporation
            is a party to five additional Leases which are substantially identical in all material respects except as indicated on the exhibit.
  10.55@    Lease Supplement No. 1 dated as of September 10, 1998 between First
            Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee except as otherwise provided therein, the Lessor and Midway Airlines Corporation, as Lessee.
            Midway Airlines Corporation is a party to five additional Lease
            Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.
  10.56@    Purchase Agreement Assignment and Aircraft Manufacturer's Consent
            dated as of September 10, 1998 between Midway Airlines Corporation as Assignor and First Union Trust Company, National Association as
            Assignee. Midway Airlines Corporation is a party to five additional
            Purchase Agreement Assignment and Aircraft Manufacturer's Consents
            which are substantially identical in all material respects except as indicated on the exhibit.
  10.57@    Engine Warranty Assignment and Engine Manufacturer's Consent dated as of September 10, 1998 between Midway Airlines Corporation, First
            Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee and General Electric Company.
            Midway Airlines Corporation is a party to five additional Engine
            Warranty Assignment and Engine Manufacturer's Consents which are substantially identical in all material respects except as indicated
            on the exhibit.
  10.58++   General Terms Agreement between General Electric Company and Midway
            Airlines Corporation.
  10.59++   Concourse Lakeside Lease Agreement by and between Concourse Lakeside
            I, LLC, as Landlord, and Midway Airlines Corporation, as Tenant.
  24.1      Powers of Attorney of Certain Officers and Directors of the Company.
  27        Financial Data Schedule.

-------
  *         Portions have been omitted pursuant to a request for confidential treatment. The confidential portions have been separately filed with the Securities and Exchange Commission.
  +         Filed as Exhibit to Form S-1, Registration No. 333-37375, effective
            December 4, 1997, incorporated herein by reference.
  ++        Filed as Exhibit to the Company's Quarterly Report on Form 10-Q for
            the quarter ended September 30, 1998.
  +++       Filed as Exhibit to the Company's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1997.
  @         Exhibit containing differences filed herewith.