Form 10-K/A
period 1998-12-31
MIDWAY AIRLINES CORP
filed 1999-03-02
CIK 946323

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                          Midway Airlines Corporation
                                          Registrant

March 2, 1999                             By /s/ STEVEN WESTBERG
                                          Steven Westberg
                                          Sr. Vice President and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 1999.

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

                                  EXHIBIT INDEX
                           MIDWAY AIRLINES CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                  EXHIBIT INDEX

  NO.       DESCRIPTION
  ---       -----------
  3.1+      Amended and Restated Certificate of Incorporation.
  3.2+      Amended and Restated By-laws.
  4.1+      Form of Common Stock Certificate.
  4.2+      See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
            Certificate of Incorporation and Amended and Restated By-laws of
            Midway defining the rights of the holders of Common Stock.
  4.3+++    Form of Trust Indenture and Security Agreement between Midway
            Airlines Corporation and The First National Bank of Maryland as
            Indenture Trustee.
  4.4+++    Form of Promissory Note from Midway Airlines Corporation to
            Canadian Regional Aircraft Finance Transaction No. 1 Limited.
  4.5+      Stockholders Agreement dated February 11, 1997.
  4.6++     Pass Through Trust Agreement, (1A-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1A-S) and the issuance of 7.14% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1A-S) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class A
            Certificate).
  4.7++     Pass Through Trust Agreement, (1A-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1A-O) and the issuance of 7.14% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1A-O) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class A
            Certificate).
  4.8++     Pass Through Trust Agreement, (1B-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1B-S) and the issuance of 8.14% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1B-S) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class B
            Certificate).
  4.9++     Pass Through Trust Agreement, (1B-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1B-O) and the issuance of 8.14% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1B-O) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class B
            Certificate).
  4.10++    Pass Through Trust Agreement, (1C-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1C-S) and the issuance of 8.92% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1C-S) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class C
            Certificate).
  4.11++    Pass Through Trust Agreement, (1C-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1C-O) and the issuance of 8.92% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1C-O) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class C
            Certificate).
  4.12++    Pass Through Trust Agreement, (1D-S), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1D-S) and the issuance of 8.86% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1D-S) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class D
            Certificate).
  4.13++    Pass Through Trust Agreement, (1D-O), dated as of August 13, 1998, between Midway Airlines Corporation and The First National Bank of
            Maryland, as Trustee, made with respect to the formation of Midway
            Airlines Pass Through Trust, Series 1998-1 (1D-O) and the issuance of 8.86% Midway Airlines Corporation Pass Through Trust, Series
            1998-1 (1D-O) Pass Through Certificate representing fractional undivided interests in the Trust (including form of Class D
            Certificate).
  4.14++    Note Purchase Agreement, dated as of August 13, 1998, between Midway
            Airlines Corporation and The First Bank of Maryland, as Trustee, The
            First National Bank of Maryland, as Pass Through Trustee under each of the Pass Through Trust Agreements, The First National Bank of
            Maryland, as Subordination Agent, First Union Trust Company,
            National Association, as Escrow Agent and The First National Bank of
            Maryland, as Paying Agent.
  4.15++    Deposit Agreement, (Class A), dated as of August 13, 1998, between
            First Union Trust Company, National Association as Escrow Agent and
            First Union National Bank as Depositary.
  4.16++    Deposit Agreement, (Class B), dated as of August 13, 1998, between
            First Union Trust Company, National Association as Escrow Agent and
            First Union National Bank as Depositary.
  4.17++    Deposit Agreement, (Class C), dated as of August 13, 1998, between
            First Union Trust Company, National Association as Escrow Agent and
            First Union National Bank as Depositary.
  4.18++    Deposit Agreement, (Class D), dated as of August 13, 1998, between
            First Union Trust Company, National Association as Escrow Agent and
            First Union National Bank as Depositary.
  4.19++    Irrevocable Revolving Credit Agreement, (Class-A Certificates),
            dated as of August 13, 1998, between The First National Bank of
            Maryland, not in its individual capacity but solely as Subordination
            Agent, as agent and trustee for the Midway Airlines 1998-1A Pass
            Through Trust, as Borrower and ABN AMRO Bank N.V., Chicago Branch as
            Liquidity Provider.
  4.20++    Irrevocable Revolving Credit Agreement, (Class-B Certificates),
            dated as of August 13, 1998, between The First National Bank of
            Maryland, not in its individual capacity but solely as Subordination
            Agent, as agent and trustee for the Midway Airlines 1998-1B Pass
            Through Trust, as Borrower and ABN AMRO Bank N.V., Chicago Branch as
            Liquidity Provider.
  4.21++    Irrevocable Revolving Credit Agreement, (Class-C Certificates),
            dated as of August 13, 1998, between The First National Bank of
            Maryland, not in its individual capacity but solely as Subordination
            Agent, as agent and trustee for the Midway Airlines 1998-1C Pass
            Through Trust, a Borrower and ABN AMRO Bank N.V., Chicago Branch as
            Liquidity Provider.
  4.22++    Intercreditor Agreement, dated as of August 13, 1998 among The First
            National Bank of Maryland, not in its individual capacity but solely as Trustee under the Midway Airlines Pass Through Trust 1998-1A,
            Midway Airlines Pass Through Trust 1998-1B, Midway Airlines Pass
            Through 1998-1C and Midway Airlines Pass Through Trust 1998-1D, ABN
            AMRO Bank, N.V. Chicago Branch as Class A Liquidity Provider, Class
            B Liquidity Provider and Class C Liquidity Provider and The First
            National Bank of Maryland not in its individual capacity except as expressly set forth herein but solely as Subordination Agent and trustee thereunder.
  4.23++    Escrow and Paying Agent Agreement, (Class A), dated as of August 13,
            1998 among First Union Trust Company, National Association as Escrow
            Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First
            Boston Corporation as Initial Purchasers, The First National Bank of
            Maryland not in its individual capacity, but solely as Pass Through
            Trustee for and on behalf of Midway Airlines Pass Through Trust
            1998-Paying Agent.
  4.24++    Escrow and Paying Agent Agreement, (Class B), dated as of August 13,
            1998 among First Union Trust Company, National Association as Escrow
            Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First
            Boston Corporation as Initial Purchasers, The First National Bank of
            Maryland not in its individual capacity, but solely as Pass Through
            Trustee for and on behalf of Midway Airlines Pass Through Trust
            1998-1B-O as Pass Through Trustee and The First National Bank of
            Maryland as Paying Agent.
  4.25++    Escrow and Paying Agent Agreement, (Class C), dated as of August 13,
            1998 among First Union Trust Company, National Association as Escrow
            Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First
            Boston Corporation as Initial Purchasers, The First National Bank of
            Maryland not in its individual capacity, but solely as Pass Through
            Trustee for and on behalf of Midway Airlines Pass Through Trust
            1998-1C-O as Pass Through Trustee and The First National Bank of
            Maryland as Paying Agent.
  4.26++    Escrow and Paying Agent Agreement, (Class D), dated as of August
            13, 1998 among First Union Trust Company, National Association as
            Escrow Agent, Morgan Stanley & Co. Incorporated and Credit Suisse
            First Boston Corporation as Initial Purchasers, The First National
            Bank of Maryland not in its individual capacity, but solely as Pass
            Through Trustee for and on behalf of Midway Airlines Pass Through
            Trust 1998-1D-O as Pass Through Trustee and The First National Bank
            of Maryland as Paying Agent.
  4.27++    Registration Rights Agreement, dated as of August 13, 1998, among
            Midway Airlines Corporation, a Delaware corporation, The First
            National Bank of Maryland, as Trustee under each of the Trust
            Agreements, Morgan Stanley & Co. Incorporated and Credit Suisse
            First Boston Corporation.
  10.1++    See Exhibits 4.3 and 4.4 for Form of Promissory Note and Form of
            Trust Indenture and Security Agreement.
  10.2+++   Midway Airlines Corporation 1997 Stock Option Plan and Form of Stock
            Option Agreement related thereto.
  10.3*+    Aircraft Operating Lease Agreement No. AOLAF-111 dated as of
            November 11, 1993 between First Security Bank of Utah, N.A. ("FSBU")
            and Midway, with amendments attached thereto.
  10.4*+    Aircraft Operating Lease Agreement No. AOLAF-112 dated as of
            November 11, 1993 between FSBU and Midway, with amendments attached thereto.
  10.5*+    Aircraft Operating Lease Agreement No. AOLAF-113 dated as of
            November 11, 1993 between FSBU and Midway, with amendments attached thereto.
  10.6*+    Aircraft Operating Lease Agreement No. AOLAF-114 dated as of
            November 11, 1993 between FSBU and Midway, with amendments attached thereto.
  10.7*+    Aircraft Operating Lease Agreement No. AOLAF-115-A dated as of July
            10, 1995 between Wings Aircraft Finance, Inc. ("Wings") and Midway, with amendments attached thereto.
  10.8*+    Aircraft Operating Lease Agreement No. AOLAF-116-A dated as of July
            10, 1995 between Wings and Midway, with amendments attached thereto.
  10.9*+    Aircraft Operating Lease Agreement No. AOLAF-117-A dated as of July
            10, 1995 between Wings and Midway, with amendments attached thereto.
  10.10*+   Aircraft Operating Lease Agreement No. AOLAF-118-A dated as July 10,
            1995 between Wings and Midway, with amendments attached thereto.
  10.11*+   Aircraft Operating Lease Agreement No. AOLAF-135 dated as of July
            20, 1995 between FSBU and Midway, with amendments thereto.
  10.12*+   Aircraft Operating Lease Agreement No. AOLAF-524 dated as August 1,
            1995 between FSBU and Midway, with amendments thereto.
  10.13*+   Aircraft Operating Lease Agreement No. AOLAF-525 dated as of October
            15, 1995 between FSBU and Midway, with attached thereto.
  10.14*+   Aircraft Operating Lease Agreement No. AOLAF-136 dated as of
            December 15, 1995 between FSBU and Midway, with amendments attached thereto.
  10.15*+   Aircraft Lease Agreement dated as of May 24, 1995 between Wilmington
            Trust Company and Midway.
  10.16*+   Airbus A-320-200 Purchase Agreement dated as of March 17, 1995 between AVSA. S.A.R.L. ("AVSA") and Midway with Amendment Nos. 1 through 6 thereto.
                  Letter Agreement No. 2 Re: Purchase Incentives and
                     Miscellaneous Matters, as amended
                  Letter Agreement No. 3 Re: Option Aircraft, as amended
                  Letter Agreement Re: Financial Matters with Amendment No. 4 thereto.
  10.17*+   Agreement of Sublease dated as of January 18, 1995 between American
            Airlines, Inc. ("AA") and Midway, with amendments attached thereto.
  10.18*+   AAdvantage(R) Participating Carrier Agreement dated as of January
            18, 1995 between AA and Midway, with amendments attached thereto.
  10.19*+   Secured Promissory Note dated February 7, 1997 from Midway to AA.
  10.20*+   February 10, 1997 Letter Agreement between American Airlines, Inc.
            and Midway with Exhibits A and C through I thereto.
  10.21*+   Agreement Relating to Repair and Overhaul of Rolls Royce Engines
            dated as of May 10, 1996 between Rolls Royce Aero Engine Services
            Limited and Midway.
  10.22*+   Purchase Agreement between Bombardier Inc. and Midway dated
            September 17, 1997 with Letter Agreements 001 through 011.
  10.23*+   Services and Licenses Agreement between Midway and Airline
            Management Services, Inc. dated as of December 7, 1995 with Annex A thereto.
  10.24*+   Letter Agreement dated as of July 1, 1996 between Fokker Services,
            Inc. and Midway.
  10.25     [Intentionally Omitted.]
  10.26+    Warrant to Purchase Shares of Common Stock of Midway Airlines
            Corporation dated February 11, 1997 issued by Midway in favor of AMR
            Corporation.
  10.27     [Intentionally Omitted.]
  10.28*+   General Terms of Sale between IAE International Aero Engines AG and
            Midway dated May 17, 1995 with Side Letter Number 1 and Side Letter
            Number 2 thereto.
  10.29*+   Promissory Note dated February 11, 1997 made by Midway to debis
            AirFinance B.V.
  10.30*+   Promissory Note dated February 11, 1997 made by Midway to Daimler
            Benz Aerospace A.G.
  10.31+    Severance Agreement and Other Matters made as of February 11, 1997 between Robert R. Ferguson III and Midway.
  10.32+    Employment Agreement dated as of July 15, 1996 between Steven
            Westberg and Midway, with amendments attached thereto.
  10.33+    Employment Agreement dated as of July 15, 1996 between Jonathan S.
            Waller and Midway, with amendments attached thereto.
  10.34     [Intentionally Omitted.]
  10.35     [Intentionally Omitted.]
  10.36+    Option to Purchase Shares of Common Stock of Midway Airlines
            Corporation dated as of February 11, 1997 issued by Midway in favor of Robert R. Ferguson III.
  10.37+    Agreement and Plan of Merger dated as of January 17, 1997 by and among Midway, GoodAero, Inc., James H. Goodnight, Ph.D, John P. Sall
            and the Zell/Chilmark Fund L.P., with amendments attached thereto.
  10.38     [Intentionally Omitted.]
  10.39*+   Sublease dated June 30, 1995 between Peoples Security Life Insurance
            Company and Midway.
  10.40     [Intentionally Omitted.]
  10.41*+   AAirpass Agreement dated as of March 2, 1995 between American
            Airlines Inc. and Midway.
  10.42*+   Engine Lease Agreement dated September 11, 1997 between RRPF Engine
            Leasing Limited and Midway.
  10.43+    Option to Purchase Shares of Common Stock of Midway Airlines
            Corporation dated as of February 11, 1997 issued by Midway in favor of Steven Westberg.
  10.44+    Option to Purchase Shares of Common Stock of Midway Airlines
            Corporation dated as of February 11, 1997 issued by Midway in favor of Jonathan S. Waller.
  10.45     [Intentionally Omitted.]
  10.46+    Option to Purchase Shares of Common Stock of Midway Airlines
            Corporation dated as of February 11, 1997 issued by Midway in favor of Thomas Duffy, Jr.
  10.47+    Option to Purchase Shares of Common Stock of Midway Airlines
            Corporation dated as of February 11, 1997 issued by Midway in favor of David Vance.
  10.48*+   Agreement, executed September and November 1997, between Rolls-Royce
            Canada Limited and Midway.
  10.49++   Purchase Agreement, dated as of August 6, 1998, by and among Midway
            Airlines Corporation, Morgan Stanley & Co. Incorporated and Credit
            Suisse First Boston Corporation.
  10.50++@  Participation Agreement dated as of September 10, 1998 among Midway
            Airlines Corporation as Lessee, NCC Charlie Company as Owner
            Participant, First Union Trust Company, National Association not in
            its individual capacity (except as otherwise expressly set forth herein) but solely as Owner Trustee, The First National Bank of
            Maryland as Indenture Trustee, The First National Bank of Maryland
            as Pass-Through Trustee and The First National Bank of Maryland as
            Subordination Agent. Midway Airlines Corporation is a party to five additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.
  10.51++@  Trust Agreement dated as of September 10, 1998 between NCC Charlie
            Company as Owner Participant and First Union Trust Company, National
            Association as Owner Trustee. There are five additional Trust
            Agreements which are substantially identical in all material respects except as indicated on the exhibit.
  10.52++@  Trust Indenture and Security Agreement dated as of September 10,
            1998 between First Union Trust Company, National Association not in
            its individual capacity except as expressly provided herein but solely as Owner Trustee and The First National Bank of Maryland as
            Indenture Trustee. There are five additional Trust Indenture and
            Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.
  10.53++@  Indenture Supplement No. 1 dated as of September 30, 1998 of First
            Union Trust Company, National Association, a national banking association, not in its individual capacity but solely as Owner
            Trustee. There are five additional Indenture Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.
  10.54*++@ Lease Agreement dated as of September 10, 1998 between First Union
            Trust Company, National Association as Owner Trustee and Lessor and
            Midway Airlines Corporation as Lessee. Midway Airlines Corporation
            is a party to five additional Leases which are substantially identical in all material respects except as indicated on the exhibit.
  10.55++@  Lease Supplement No. 1 dated as of September 10, 1998 between First
            Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee except as otherwise provided therein, the Lessor and Midway Airlines Corporation, as Lessee.
            Midway Airlines Corporation is a party to five additional Lease
            Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.
  10.56++@  Purchase Agreement Assignment and Aircraft Manufacturer's Consent
            dated as of September 10, 1998 between Midway Airlines Corporation as Assignor and First Union Trust Company, National Association as
            Assignee. Midway Airlines Corporation is a party to five additional
            Purchase Agreement Assignment and Aircraft Manufacturer's Consents
            which are substantially identical in all material respects except as indicated on the exhibit.
  10.57++@  Engine Warranty Assignment and Engine Manufacturer's Consent dated as of September 10, 1998 between Midway Airlines Corporation, First
            Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee and General Electric Company.
            Midway Airlines Corporation is a party to five additional Engine
            Warranty Assignment and Engine Manufacturer's Consents which are substantially identical in all material respects except as indicated
            on the exhibit.
  10.58++   General Terms Agreement between General Electric Company and Midway
            Airlines Corporation.
  10.59++   Concourse Lakeside Lease Agreement by and between Concourse Lakeside
            I, LLC, as Landlord, and Midway Airlines Corporation, as Tenant.
  24.1      Powers of Attorney of Certain Officers and Directors of the Company.
  27        Financial Data Schedule.

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