Form 10-Q
period 1999-03-31
MIDWAY AIRLINES CORP
filed 1999-05-14
CIK 946323

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


                           2801 Slater Road, Suite 200
                              Morrisville, NC 27560
                    (Address of principal executive offices)
                                   (Zip Code)

                                  919-595-6000
              (Registrant's telephone number, including area code)



           Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act
               of1934 during the preceding 12 months (or for such
             shorter period that the registrant was required to file
                         such reports), and (2) has been
            subject to such filing requirements for the past 90 days.

                            Yes ____X___ No ________

  As of May 10, 1999 there were 8,602,395 shares of Common Stock, $.01 par value, of the registrant outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           Midway Airlines Corporation
                                 BALANCE SHEETS
                             (Dollars in Thousands)


                                                                       March 31,     December 31,
                                                                          1999           1998
                                                                      (Unaudited)     (Audited)
                                                                     -------------  -------------
Assets
Current assets:
  Cash and cash equivalents                                             $  37,888    $  48,736
  Restricted cash                                                          13,577        9,512
  Short-term investments                                                    7,275           --
  Accounts receivable
        Credit cards and travel agencies                                    9,005        4,702
        Other (net)                                                         1,687        1,946
  Inventories                                                               2,779        2,914
  Deferred tax asset                                                          457          457
  Prepaids and other                                                       10,442       10,886
                                                                         ---------   ---------
Total current assets                                                       83,110       79,155

Equipment and property:
 Flight                                                                   107,917      107,143
 Other                                                                      6,852        6,657
 Less accumulated depreciation and amortization                           (12,492)     (10,793)
                                                                          --------   ----------
Total equipment and property, net                                         102,277      103,007

Other noncurrent assets:
  Equipment and aircraft purchase deposits                                 21,360       18,103
  Aircraft lease deposits and other                                         6,970        3,316
                                                                        ---------    ---------
Total other noncurrent assets                                              28,330       21,419

Total assets                                                            $ 213,717    $ 203,581
                                                                        =========    =========


Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                      $   7,881    $   7,327
  Accrued expenses                                                          4,212        5,732
  Accrued income and excise taxes                                           3,648          581
  Advance ticket sales                                                     29,470       21,483
  Other current liabilities                                                 4,519        5,803
  Current maturities of long-term debt and capital leases obligations       5,473        5,349
                                                                        ---------    ---------
Total current liabilities                                                  55,203       46,275

Noncurrent liabilities:
  Long-term debt and capital lease obligations                             76,979       78,764
  Deferred tax liability                                                    7,022        7,022
  Other                                                                        45        1,057
                                                                        ---------    ---------
Total noncurrent liabilities                                               84,046       86,843
                                                                         ---------   ---------
Total liabilities                                                         139,249      133,118

Stockholders' equity:
  Preferred stock                                                              --           --
  Common stock                                                                 86           86
  Additional paid-in-capital                                               51,032       51,032
  Retained earnings ($51.1 million of accumulated deficit eliminated
  in the quasi-reorganization as of June 30, 1997)                         23,350       19,345
                                                                        ---------    ---------
Total stockholders' equity                                                 74,468       70,463
Total liabilities and stockholders' equity                              $ 213,717    $ 203,581
                                                                        =========    =========

                           Midway Airlines Corporation
                            Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                   Three months ended
                                                        March 31,
                                                  1999           1998
                                                  ----           ----
Operating revenues:
   Passenger                                  $    53,659    $    49,074
   Cargo                                              506            410
   Contract and other
                                                      821          1,037
                                              -----------    -----------

   Total revenues                                  54,986         50,521

 Operating expenses:
   Wages, salaries and related costs                9,002          7,488
   Aircraft fuel                                    4,119          5,084
   Aircraft and engine rentals                      7,317          7,373
   Commissions                                      3,642          3,984
   Maintenance, materials and repairs               3,850          4,108
   Other rentals and landing fees                   2,391          2,445
   Depreciation and amortization                    1,729          1,041
   Other                                           14,688         12,432
   Equipment retirement charges                       927             --
                                              -----------    -----------

   Total operating expenses                        47,665         43,955
                                              -----------    -----------

   Operating income                                 7,321          6,566

 Other income (expense):
   Interest income                                    890            977
   Interest expense                                (1,749)        (1,118)
                                              -----------    -----------

   Total other income (expense)                      (859)          (141)
                                              -----------    -----------

   Income before income taxes                       6,462          6,425

   Income tax expense                               2,456          2,570
                                              -----------    -----------

   Net income                                 $     4,006    $     3,855
                                              ===========    ===========

Basic earnings per share:                     $      0.47    $      0.45
  Weighted average shares used in computing
    basic earnings per share                    8,602,395      8,558,695

Diluted earnings per share:                   $      0.42    $      0.39
  Weighted average shares used in computing
    diluted earnings per share                  9,652,117      9,798,785

                           Midway Airlines Corporation
                            Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          Three Months Ended March 31

                                                              1999        1998
                                                              ----        ----
Operating activities
Net income                                                  $  4,006    $  3,855
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation and amortization                                1,729       1,041
  Capitalized interest on purchase deposits                     (232)       (178)
  Changes in operating assets and liabilities:
      Restricted cash                                         (4,064)     (7,008)
      Accounts receivable                                     (4,045)     (5,999)
      Inventories                                                138        (150)
      Prepaids and other                                         325        (166)
      Aircraft lease deposits and other                       (3,665)       (399)
      Accounts payable and accrued expenses                     (967)     (1,278)
      Accrued excise and income taxes                          3,066         477
      Advance ticket sales                                     7,989       5,111
      Other current liabilities                               (1,284)     (1,152)
      Other noncurrent liabilities                            (1,014)       (200)
                                                            --------    --------
Net cash provided by (used in) operating activities            1,982      (6,046)

Investing activities
Purchase of short-term investments                            (7,275)         --
Purchase of equipment and property                              (637)        (82)
Aircraft and equipment purchase deposits                      (5,033)      2,551
Refund of aircraft and equipment purchase deposits             1,776          --
                                                            --------    --------
Net cash  (used in) provided by investing activities         (11,169)      2,469

Financing activities
Repayment of long-term debt and capital lease obligations     (1,771)    (10,518)
Accreted interest on long-term debt                              110         216
                                                            --------    --------
Net cash (used in) financing activities                       (1,661)    (10,302)
                                                            --------    --------
Decrease  in cash and cash equivalents                       (10,848)    (13,879)
Cash and cash equivalents at beginning of period              48,736      54,509
                                                            --------    --------
Cash and cash equivalents at end of period                  $ 37,888    $ 40,630
                                                            ========    ========

Supplemental cash flow information
Interest paid                                               $  1,785    $    772
                                                            ========    ========
Income taxes paid                                           $    138    $  2,355
                                                            ========    ========


                           MIDWAY AIRLINES CORPORATION

                          Notes to Financial Statements
           (Information as of March 31, 1999 and for the three months ended March 31, 1999 is unaudited)


1.       BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by Midway Airlines Corporation (the "Company"), in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. The results of operations for any interim period presented are not necessarily indicative of the results to be expected for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Use of Estimates and Assumptions

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. As of March 31, 1999 and December 31, 1998, approximately $13.6 and $9.5 million, respectively, of cash and cash equivalents were restricted as to withdrawal; these funds serve as collateral to support letters of credit and a credit card holdback and are classified as restricted cash in the balance sheets.

Short-term Investments

Short-term investments consist of corporate bonds which mature between three months and one year of the original investment date. These investments are carried at cost, which approximates market value.

3.       EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share:


                                                                               THREE MONTHS ENDED MARCH 31
                                                                               1999 (1)               1998
                                                                         -----------------------------------------
Numerator:
   Net income (2)                                                        $      4,006,000         $3,855,000

Denominator:
   Denominator for basic earnings per share - weighted average shares           8,602,395          8,558,695
   Effect of dilutive securities (3):
     Employee stock options                                                       659,140            849,496
     Warrants                                                                     390,582            390,594
                                                                         -----------------------------------------
   Dilutive common shares                                                       1,049,722          1,204,090
Denominator for diluted earnings per share - adjusted weighted average
   shares                                                                       9,652,117          9,798,785
                                                                         =========================================

Basic earnings per share                                                            $0.47              $0.45
                                                                         =========================================
Diluted earnings per share                                                          $0.42              $0.39
                                                                         =========================================


 (1) Options to purchase 262,375 shares of common stock at $15.50 per share were outstanding during 1999 but were not included in the computation of diluted earnings per share for the three months ended March 31, 1999 because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
(2)      Numerator for basic and diluted earnings per share.
(3)      Shares calculated using the "Treasury Stock" method under SFAS 128.


4.       COMMITMENTS AND CONTINGENCIES

In the fourth quarter of 1998, the Company retired two Fokker F-100 aircraft at the expiration of the related lease terms. In each of March and May 1999, the Company retired one F-100 aircraft at the expiration of the related lease terms. With respect to the retirement of these aircraft, the Company and the lessor disagree as to the amount of certain life cycle costs required to maintain the aircraft and as to the level of the Company's responsibility to pay for such costs. The Company believes that it has met and exceeded its obligations. The lessor believes that the Company has not met its obligations and that the Company owes the lessor approximately $1.3 million in connection with the return of the first of these F-100 aircraft and an unstated amount in connection with the return of the other retired aircraft. The Company expects to negotiate with the lessor concerning this dispute and further believes, that if necessary, it has meritorious legal defenses to the lessor's claims. At this time, it is not possible to predict the outcome of this dispute.

In August 1998, the Compliance and Enforcement Branch of the Drug Abatement Division of the FAA conducted an inspection of the company's compliance with certain regulations related to its alcohol and drug testing programs. In September 1998, the FAA notified the Company that it was investigating alleged violations discovered during the August 1998 inspection. The Company responded to these alleged violations in October 1998 and has received no further written correspondence from the FAA in this respect. The Company is unable to determine whether the FAA's investigation will result in the finding of violations of these regulations and, if so, whether the FAA will pursue an assessment as a result of any such findings or what the amount of any such assessment might be.

The Company has firm orders for 14 additional newly manufactured CRJ-200ER Canadair Regional Jet aircraft, all of which are scheduled to be delivered by July 2000. Midway also has options to acquire up to 14 additional CRJs. The Company has ordered two CF34-3B1 spare engines to support the operation of its CRJ aircraft.

In September 1997, the Civil Aviation Security Division of the Federal Aviation Administration ("FAA") conducted an investigation of the Company's compliance with certain regulations requiring the Company to verify the accuracy of the background information provided by its employees who have access to secure airport areas. The Company revised its background check procedures during the course of the FAA's investigation and then obtained and verified the necessary background information of those employees who had been identified by the FAA as having insufficient background check documentation. This investigation will likely result in the finding of violations of these regulations. While the Company is unable to determine whether the FAA will pursue an assessment as a result of the findings of this investigation, or what the amount of any such assessment might be, an assessment could have a material adverse effect on the Company's results of operations.

In March 1995, Midway entered into an agreement for the acquisition of four Airbus A320 aircraft with deliveries beginning in 1998. The Company also agreed to purchase one IAE V2527-A5 spare engine to support the operation of the four A320 aircraft. Pursuant to the recapitalization, the delivery dates of these aircraft and the spare engine were extended to 2005 and later. The Company is required to make deposits on the four A320 aircraft and the spare engine in amounts to be determined beginning in 2003. The Company is considering several alternatives with respect to the A320s, including restructuring its purchase agreement or selling its position.

The Company's pilots and fleet service (ramp) employees are represented by labor unions. The pilots' representative, the Air Line Pilots Association ("ALPA"), was elected in December 1997, and the ramp employees' representative, International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), was elected in June 1998. Prior to those times, none of the Company's employees were represented by a union. In a December 1998 representation election, the Association of Flight Attendants, AFL-CIO ("AFA") obtained the votes necessary to represent Midway's flight attendants. On December 18, 1998 Midway filed a motion with the National Mediation Board ("NMB") alleging that the AFA interfered with the election. In February 1999 the NMB found that the AFA had made misrepresentations during the December 1998 election campaign but never-the-less certified the AFA as the representative of Midway's flight attendants. To date, Midway has determined not to seek judicial review of this decision by the NMB and intends to recognize AFA as the collective bargaining representative of its flight attendants. Although the Company believes mutually acceptable agreements can be reached with the unions representing such employees, negotiations have not yet commenced with the AFA and have not yet concluded with ALPA or the IAM, and the ultimate outcome of such negotiations cannot be predicted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 1999 the Company's net income was $4.0 million. Excluding the unusual items discussed below, net income was $4.6 million, up 19% from the net income of $3.9 million for the three months ended March 31, 1998. Revenue for the three months ended March 31, 1999 was up 9% over 1998 to $55.0 million. Excluding the equipment retirement charges the Company's operating margin increased to 15.0% in 1999 from 13.0% in 1998.

Earnings per diluted share for the three months ended March 31, 1999 amounted to $0.42 ($0.47 excluding unusual items) compared to $0.39 for the three months ended March 31, 1998.

Unusual Items

Three Months Ended March 31, 1999

o $0.9 million equipment retirement charge related to the retirement of three aircraft, one of which left the fleet in March. (The Company anticipates that it will incur an additional $0.6 million in charges in the second quarter of 1999 as it retires one additional F100 and one Airbus A320.)



SELECTED OPERATING DATA


                                                     For the three months ended March 31,
                                                 --------------------------------------------
                                                        1999                    1998
                                                 --------------------------------------------
    Available seat miles (000s)                       375,649                  373,166
    Revenue passenger miles (000s)                    238,624                  232,067
    Load factor                                        63.5%                    62.2%
    Break-even load factor (1)                         54.8%                    53.9%
    Departures                                         10,482                   7,751
    Block hours                                        16,071                  12,357
    Passenger revenue per ASM (cents)                   14.3                    13.2
    Passenger yield (cents)                             22.5                    21.1
    Average fare                                        $114                    $111
    Cost per available seat mile (1)                    12.7                    11.8
    Onboard passengers                                471,593                  441,960
    Average seats per departure                          74                      95
    Average stage length (miles)                        467                      495
    Aircraft (average during period)                    21.5                    15.0
    Aircraft utilization (hours per day)                8.3                      9.1
    Fuel price per gallon                              $0.48                    $0.62


    (1)    Excludes equipment retirement charges

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Capacity. In the three months ended March 31, 1999, the company produced 376 million ASMs, an increase of 2.5 million or 0.7% over the three months ended March 31, 1998. The increase in ASM production is attributable to 35.2% more departures (to 10,482), offset by a 5.7% shorter average stage length (to 467 miles) and 22.1% fewer seats per departure (to 74 seats). These changes resulted from the Company's decrease in the number of 98 seat F100s to 10 from 12 during the three months ended March 31, 1999, the 148 seat A320 being out of service for most of the first quarter, and an increase in the number of 50 seat CRJs, as well as a scheduling realignment initiated in February 1999.

     Operating Revenues. The Company's operating revenues increased 8.8% to $55.0 million for the three months ended March 31, 1999 from $50.5 million for the three months ended March 31, 1998. The increase is attributable to a 2.8% increase in revenue passenger miles to 238.6 million and a 6.6% increase in passenger yield (revenue per RPM) to 22.5 cents. Passenger revenue per ASM increased 8.3% to 14.3 cents per ASM due to the 6.6% increase in yield combined with a 1.3 percentage point increase in load factor to 63.5%. Cargo revenue increased due to the increase in capacity and departures, while contract and other revenue decreased due to a reduction in charter operations in the three months ended March 31, 1999.

     Operating Expenses. The Company's operating expenses increased 8.4% to $47.7 million for the three months ended March 31, 1999 from $44.0 million for the three months ended March 31, 1998. Total expenses increased primarily due to increases in wages, salaries and related costs, depreciation and amortization, and other miscellaneous operating expenses, partially offset by a reduction in fuel cost per gallon, lower commission expense, and lower maintenance expense. Total operating expense per ASM increased 7.6% to 12.7 cents from 11.8 cents. This increase is attributable to an increase in depreciation and amortization expense related to the ownership of five CRJs and the parts for the fleet, equipment retirement charges, and an increase in other expenses spread over a stable ASM base.

                                                         Three months ended March 31,
                                        ----------------------------------------------------------------
                                                    1999                               1998
                                        ----------------------------------------------------------------
                                                              Cost per                       Cost per
                                        Percent of Total        ASM           Percent of        ASM
                                            Expenses          (cents)       Total Expenses    (cents)
                                        ----------------------------------------------------------------
   Wages, salaries and related costs         18.5%              2.39             17.0%          2.01
   Aircraft fuel                              8.5%              1.10             11.5%          1.36
   Aircraft and engine rentals               15.1%              1.95             16.7%          1.98
   Commissions                                7.5%              0.97              9.0%          1.07
   Maintenance, materials and repairs         7.9%              1.02              9.3%          1.10
   Other rentals and landing fees             4.9%              0.64              5.6%          0.66
   Depreciation and amortization              3.6%              0.46              2.4%          0.28
   Other                                     30.3%              3.91             28.2%          3.33
                                            -------           ------           ------        -------
   Sub-total operating expenses before
       equipment retirement charges          96.3%             12.44             99.7%         11.79
                                             -----             -----           -----          -----
   Equipment retirement charges               1.9%              0.25             --            --
                                             -----             -----            -----          -----
   Total operating expenses                  98.2%             12.69             99.7%         11.79

   Other (income) expenses                    1.8%              0.23              0.3%          0.03
                                             -----             -----           ------         ------
   Total expenses                           100.0%             12.92            100.0%         11.82
                                            ======             ======          =======       ========

   Wages, salaries and related costs increased $1.5 million or 20.2% to $9.0 million for the three months ended March 31, 1999 from $7.5 million for the three months ended March 31, 1998. The increase is attributable to increased staffing associated with the addition of the CRJs, increased staffing in reservations, increased wages per employee, and increased expense in the three months ended March 31, 1999 for the Company's Bonus Plan implemented in 1998. Wages, salaries and related cost per ASM increased 0.38 cents or 18.9% to 2.39 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

   Aircraft fuel expense decreased 19.0% to $4.1 million for the three months ended March 31, 1999 from $5.1 million for the three months ended March 31, 1998. The decrease was due to a 22.6% decrease in the average fuel price per gallon to 48 cents from 62 cents, and the flying of the lower fuel burn CRJ aircraft, partially offset by the 30.1% increase in block hours. Aircraft fuel expense per ASM decreased 19.1% to 1.10 cents from 1.36 cents.

   Aircraft and engine rental expense decreased 0.8% to $7.3 million for the three months ended March 31, 1999 from $7.4 million for the three months ended March 31, 1998. The decrease in expense is attributable to the retirement of three Fokker F100s in the last quarter of 1998 and the first quarter of 1999 combined with the rental of spare engines in early 1998, partially offset by the rental expense of the leased CRJs. Aircraft and engine rentals expense per ASM decreased 1.5% to 1.95 cents from 1.98 cents. The decrease in cost per ASM resulted from a combination of the 0.7% increase in ASMs discussed above in "Capacity" and the lack of rental expense from the owned CRJs.

   Commission expense decreased 8.6% to $3.6 million for the three months ended March 31, 1999 from $4.0 million for the three months ended March 31, 1998. This was due to a reduction in the commission rate paid and a decrease of travel agency revenues as a percent of passenger revenue to 63.4% from 68.7%, partially offset by the 9.3% increase in passenger revenues. Commissions expense per ASM decreased 9.3% to 0.97 cents from 1.07 cents, primarily driven by the reduction in the commission rate paid and the decrease in agency revenues offset by the 8.3% increase in passenger revenue per ASM to 14.3 cents from 13.2 cents.

   Maintenance, materials and repairs expense decreased 6.3% to $3.9 million for the three months ended March 31, 1999 from $4.1 million for the three months ended March 31, 1998. The expense decrease is largely attributable to the new maintenance contracts on most of the Company's F100 aircraft, and the retirement of 3 Fokker F100 aircraft, offset somewhat by the increase in block hours. Maintenance, materials and repairs expense per ASM decreased 7.3% to 1.02 cents from 1.10 cents due to the changes noted above.

   Other rentals and landing fees expense decreased 2.2% for the three months ended March 31, 1999 from $2.4 million for the three months ended March 31, 1998. The expense decrease is attributable primarily to decreased facility rents and lower landing fee rates at the Company's hub. Other rentals and landing fees expense per ASM decreased 3.0% to 0.64 cents from 0.66 cents.

   Depreciation and amortization expense increased 66.1% to $1.7 million for the three months ended March 31, 1999 from $1.0 million for the three months ended March 31, 1998. Depreciation and amortization expense per ASM increased 64.3% to
0.46 cents from 0.28 cents in the three months ended March 31, 1998. The increase is attributable to the acquisition of five owned CRJs and related spare parts.

   Other operating expense increased 18.1% to $14.7 million for the three months ended March 31, 1999 from $12.4 million for the three months ended March 31, 1998. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense and insurance. The expense increase is attributable to the 35.2% increase in departures and 6.7% increase in passengers, partially offset by savings in insurance, marketing and administrative expenses. Other operating expense per ASM increased 17.4% to 3.91 from 3.33 cents.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity


   The Company's working capital improved during the first three months of 1999 compared to the first three months of 1998. As of March 31, 1999, the Company had cash, restricted cash, and short-term investments of $58.7 million and working capital of $27.9 million compared to $51.2 million and $22.9 million respectively as of March 31, 1998. During the three months ended March 31, 1999, cash, restricted cash and short-term investments increased $0.5 million, reflecting net cash provided by operating activities of $6.0 million (net of changes in restricted cash), net cash used in investing activities of $3.9 million (net of purchases of short term investments), and net cash used in financing activities of $1.7 million. During the three months ended March 31, 1999, net cash provided by operating activities was primarily due to net income; net cash used in investing activities was due to net payments of equipment purchase deposits and purchases of equipment and property; and net cash used in financing activities reflects repayment of long-term debt.

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


Capital Expenditures

   The Company's cash outflows for capital expenditures in the three months ended March 31, 1999 and 1998 were $0.6 million and $0.1 million, respectively, excluding financed purchases.

   The Company has firm orders for 14 additional newly manufactured CRJ-200ER Canadair Regional Jet aircraft, all of which are scheduled to be delivered by July 2000. Midway also has options to acquire up to 14 additional CRJs with delivery dates for the first four of these aircraft extending over a six month period beginning in the fourth quarter of 2000 and with the delivery dates for the remaining ten of these aircraft beginning in March 2002. For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million.

   The Company intends to finance the purchase of two CF34-3B1 spare engines to support the operation of its CRJ aircraft. The Company anticipates spending approximately $2 million on CRJ rotable parts during 1999.

   The Company's fixed costs will increase significantly with the induction of the CRJs. Based on the current interest rate environment, the Company estimates that its fixed charges will increase by approximately $22 million to $24 million per year as a result of its debt-financed purchase or leveraged lease financing of the 14 CRJs on order. However, depending upon the financing method ultimately chosen, the Company's balance sheet liabilities may or may not increase.

Other Financing

   The Company has significant lease obligations for aircraft that are classified as operating leases and therefore not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from less than one year to approximately fifteen years. The Company's total rent expense for the three months ended March 31, 1999 and 1998 under all non-cancelable aircraft operating leases was approximately $7.2 million and $6.9 million, respectively.

YEAR 2000

STATE OF READINESS

         The Company's Year 2000 Project has been designed to ensure that the Company's computer systems and embedded operating systems will function properly beyond 1999. The Project involves five phases: Inventory, Assessment, Remediation, Testing and Contingency Planning.

         The Inventory Phase is essentially complete. During the Inventory Phase, the Company identified six business-critical functions which rely heavily on computer or embedded systems for safe or reliable operations. These six functions include the operation of aircraft, the operation of the Company's computer reservation system and related telephone systems, the transmission and reconciliation of credit card sales receipts and collection of money, the operation of the Company's yield management systems, the operation of the Company's aircraft dispatch and air traffic control systems as they communicate with the FAA's air traffic controllers and other agencies and the utilization of certain time-sensitive crew qualification and tracking systems, and aircraft maintenance control and planning systems.

         The Company has largely completed the Assessment Phase which first began with a detailed review of these six critical functions and the applicable systems used by the Company or its vendors in performing these functions. This review has concluded and the results are as follows:

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

o With respect to its yield management systems and its computer reservation system, each of these systems is operated and maintained by American Airlines, Inc. and/or its affiliate, The SABRE Group. The SABRE Group has stated that the computer reservation system is now Year 2000 compliant, with only testing of minor sub-systems remaining to be completed. The Company's computer reservation system has begun taking reservations for travel in the Year 2000. The SABRE Group has also stated that substantially all of its core systems are either completed or in the final testing phases of its Year 2000 Project.

o With respect to its telephone systems, the Company recently installed and is using a new phone switch and related systems/equipment in its headquarters and reservations center. The phone switch and related systems/equipment have been warranted as Year 2000 compliant by the seller, a leading communications technology company.

o With respect to the systems used in the transmission and reconciliation of credit card sales, the Company is reliant upon the systems of the credit card companies, the systems used by these companies to transact business with their customers' banks and the systems used by the Company's revenue accounting vendor. The Company has received written assurances from its revenue accounting vendor that its systems are Year 2000 compliant and that it successfully completed Year 2000 testing in September 1998. The Company has reviewed information made available by the credit card companies (such as MasterCard and American Express) and these companies have stated that card members should not experience any problems using cards with expiration dates of the Year 2000 or beyond.

o With respect to its primary maintenance control and planning system, the Company had determined that this system was not Year 2000 compliant. The Company and its third party consultants have completed remediation of this system and it is now being tested in use, including the proper tracking of maintenance tasks in the Year 2000. The Company has developed a contingency plan to utilize in the event that the current system fails to be Year 2000 compliant. With respect to its crew qualification and tracking systems, the vendor has warranted the systems should be Year 2000 compliant when operated on an appropriate platform. The Company has been using these systems on its current platform and the systems are properly recording Year 2000 events.

o With respect to the Company's aircraft dispatch and related air traffic control systems, the Company is largely dependent upon the systems operated by certain governmental entities such as the FAA that provide the aviation industry with critical information and reports. The Company is reviewing and will continue to review the Year 2000 information and readiness reports issued by these entities.

         In summary, the Company identified the computer systems which support its business-critical functions and has taken necessary remedial actions to address Year 2000 problems identified during the review of these systems and which could be addressed within the Company's own systems and facilities. As part of its Remediation and Testing Phases, the Company continues to review Year 2000 information and reports issued by its vendors and other third parties as they relate to business critical (and other) functions in order to respond to systems information or changes that could affect the Company's Year 2000 readiness.

         During the Inventory Phase, the Company also identified a number of other Company functions which require the use of computer systems for operation, but which are not business-critical. These functions include the preparation of financial books and records, the scheduling of crew and aircraft, the processing of payroll and similar functions. The Company has largely completed its Year 2000 assessment with respect to these systems and it intends to complete the remediation/replacement of any non-compliant, non business-critical systems by the end of the second quarter of 1999.

         As discussed above, the Company's System-Testing Phase has commenced and the Company has already verified successful testing of third party systems, or has otherwise commenced or completed testing with respect to its business-critical functions. With respect to third party computer systems which support other functions, the Company has limited or no ability to independently test the systems of third parties which support these operations and must rely on testing completed and reported by these third parties. To the extent possible, testing of the systems which support these operations will be completed in a timely manner.

         Although the Contingency Planning Phase of the Company's Year 2000 Project has commenced in a number of select areas, it has not yet been completed. The Company believes that most of its business-critical and other functions can be performed manually or without aid of computer systems (such as scheduling of crew and aircraft and revenue collection processes), but that the performance of these functions will obviously be materially impacted should certain systems fail to operate past 1999. To the extent reasonably possible, the Company intends to develop contingency plans to ensure continued operations in the event certain systems fail to operate after 1999.

         The Company intends to complete the Remediation, Testing, and Contingency Planning phases in a manner which will allow it to timely prepare for the Year 2000 cut-over.

Costs of Compliance:

         The total costs of the Company's Year 2000 Project are expected to be immaterial and will be funded from available cash balances. To date, the Company has incurred less than $100,000 in connection with the Project, all of which has been expensed as incurred. The cost of the Company's Year 2000 Project is limited by the substantial outsourcing of its systems, the relative youth of the Company and its operating systems and the purchase of new technology. The costs of the Company's Year 2000 Project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. Accordingly, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Risks of Non-Compliance:

         The Company believes that its Year 2000 Project will be completed prior to there being any material impact on the operations of the Company, and that, with modifications to its existing software and systems and/or conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, there can be no assurance that the systems of third parties on which the Company's business relies (including those of its customers, its vendors or the FAA) will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. To the extent reasonably possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of the failure of the systems of the Company or certain third parties. These contingency plans have not yet been fully established and the Company has not yet determined the reasonably estimated worst case scenario. The Company intends to analyze these issues as part of its Year 2000 Project.


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

   Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements include the following:

o The ability to generate sufficient cash flows to support capital expansion plans and general operating activities.
o Change in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws.
o Fluctuations in the cost and availability of materials, fuel, equipment and labor, including the continued availability of landing slots at New York/LaGuardia and Washington National airports.
o The ability to achieve earnings forecasts, which are based on projected traffic and fares in the different markets the Company serves, some of which are more profitable than others.
o    Interest rate fluctuations and other capital market conditions.
o The reliance on a limited number of markets and the ability to enter and develop new markets.
o The effectiveness and availability of resources to support advertising, marketing, and promotional programs.
o The impact of increased competition in the Raleigh-Durham market on fares, traffic, new market opportunities and related matters.
o    The uncertainties of litigation and/or administrative proceedings.
o Adverse weather conditions, which could affect the Company's ability to operate.
o    The Company's significant dependence on the Raleigh Durham market.
o    Control by existing stockholders.
o    The Company's indebtedness (including capital lease obligations).


PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

   The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

          Through March 31, 1999, net proceeds from the initial public offering of common stock in December 1997 were used as follows:

         1.   $1.2 million paid in settlement of the Treasury Lock,
         2. $7.0 million to secure the Company's performance of its obligations under a credit card processing agreement,
         3. $6.5 million for aircraft purchase deposits and $17.9 million for down payments on debt-financed aircraft and other costs on debt-financed aircraft, and
         4. $5.1 million was invested in marketable securities pending future use.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None to report.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None to report.

ITEM 5.           OTHER INFORMATION.

                  None to report.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  None to report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Midway Airlines Corporation
                                    Registrant

May 14, 1999                        By /s/ STEVEN WESTBERG
                                    Steven Westberg
                                    Sr. Vice President and CFO