Form 10-Q
period 1999-06-30
MIDWAY AIRLINES CORP
filed 1999-08-13
CIK 946323

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                            Yes ____X___ No ________

  As of August 10, 1999 there were 8,602,395 shares of Common Stock, $.01 par value, of the registrant outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                           Midway Airlines Corporation
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      June 30,   December 31,
                                                                        1999        1998
                                                                     (Unaudited)  (Audited)
                                                                     ------------------------
ASSETS
------
Current assets:
  Cash and cash equivalents                                              $36,810     $48,736
  Restricted cash                                                         12,513       9,512
  Short-term investments                                                   7,275           0
  Accounts receivable
        Credit cards and travel agencies                                   7,804       4,702
        Other (net)                                                        1,332       1,946
  Inventories                                                              2,963       2,916
  Deferred tax asset                                                         457         457
  Prepaids and other                                                       6,783      10,886
                                                                           -----      ------
Total current assets                                                      75,937      79,155

Equipment and property:
Flight                                                                   111,444     107,143
  Other                                                                    9,497       6,657
   Less accumulated depreciation and amortization                       (12,744)    (10,793)
                                                                        --------    --------
Total equipment and property, net                                        108,197     103,007

Other noncurrent assets:
  Equipment and aircraft purchase deposits                                29,895      18,103
  Aircraft lease deposits and other                                        4,504       3,316
                                                                           -----       -----
Total other noncurrent assets                                             34,399      21,419

Total assets                                                            $218,533    $203,581
                                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                                        $6,936      $7,327
  Accrued expenses                                                         6,172       5,732
  Accrued income and excise taxes                                          4,685         581
  Advance ticket sales                                                    26,747      21,483
  Other current liabilities                                                5,752       5,803
  Current maturities of long-term debt and capital lease obligations       5,458       5,349
                                                                           -----       -----
Total current liabilities                                                 55,750      46,275

Noncurrent liabilities:
  Long-term debt and capital lease obligations                            77,280      78,764
  Deferred tax liability                                                   7,022       7,022
  Other                                                                        0       1,057
                                                                          ------      ------
Total noncurrent liabilities                                              84,302      86,843
                                                                          ------      ------

Total liabilities                                                        140,052     133,118
                                                                         -------     -------

Stockholders' equity:
  Preferred stock                                                              0           0
  Common stock                                                                86          86
  Additional paid-in-capital                                              51,032      51,032
  Retained earnings ($51.1 million of accumulated deficit eliminated
        in the quasi-reorganization as of June 30, 1997)                  27,363      19,345
                                                                          ------      ------
Total stockholders' equity                                                78,481      70,463

Total liabilities and stockholders' equity                              $218,533    $203,581
                                                                        ========    ========

                           Midway Airlines Corporation
                            Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                          Three months ended
                                                               June 30,

                                                       1999              1998
                                                    ---------         ---------
Operating revenues:
   Passenger                                          $54,387           $54,204
   Cargo                                                  417               555
   Contract and other                                     747               949
                                                    ---------         ---------
   Total revenues                                      55,551            55,708

 Operating expenses:
   Wages, salaries and related costs                    9,686             8,143
   Aircraft fuel                                        4,685             4,927
   Aircraft and engine rentals                          7,397             7,360
   Commissions                                          3,654             4,179
   Maintenance, materials and repairs                   2,938             4,020
   Other rentals and landing fees                       2,538             2,335
   Depreciation and amortization                        1,844             1,493
   Other                                               14,697            13,811
   Equipment retirement charges                         1,080                 -
                                                    ---------         ---------

   Total operating expenses                            48,519            46,268
                                                    ---------         ---------

   Operating income                                     7,032             9,440

 Other income (expense):
   Interest income                                      1,016               945
   Interest expense                                    (1,580)           (1,555)
                                                    ---------         ---------

   Total other income (expense)                          (564)             (610)
                                                    ---------         ---------

   Income before income taxes                           6,468             8,830

   Income tax expense                                   2,458             3,532
                                                    ---------         ---------

   Net income                                          $4,010           $5,298
                                                    =========         =========

BASIC EARNINGS PER SHARE:                               $0.47             $0.62
  Weighted average shares used in computing         =========         =========
    basic earnings per share                        8,602,395         8,562,757
                                                    =========         =========

DILUTED EARNINGS PER SHARE:                             $0.42             $0.54
  Weighted average shares used in computing         =========         =========
    diluted earnings per share                      9,563,384         9,791,826
                                                    =========         =========

                           Midway Airlines Corporation
                            Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                                           Six months ended
                                                               June 30,

                                                       1999             1998
                                                    ---------         ---------

Operating revenues:
   Passenger                                         $108,047          $103,278
   Cargo                                                  923               965
   Contract and other                                   1,568             1,986
                                                    ---------         ---------
   Total revenues                                     110,538           106,229

 Operating expenses:
   Wages, salaries and related costs                   18,687            15,631
   Aircraft fuel                                        8,804            10,011
   Aircraft and engine rentals                         14,714            14,733
   Commissions                                          7,296             8,163
   Maintenance, materials and repairs                   6,789             8,128
   Other rentals and landing fees                       4,930             4,780
   Depreciation and amortization                        3,572             2,534
   Other                                               29,383            26,243
   Equipment retirement charges                         2,008                -
                                                    ---------         ---------

   Total operating expenses                            96,183            90,223
                                                    ---------         ---------

   Operating income                                    14,355            16,006

 Other income (expense):
   Interest income                                      1,907             1,922
   Interest expense                                    (3,330)           (2,673)
                                                    ---------         ---------

   Total other income (expense)                        (1,423)             (751)
                                                    ---------         ---------

   Income before income taxes                          12,932            15,255

   Income tax expense                                   4,914             6,102
                                                    ---------         ---------

   Net income                                          $8,018            $9,153
                                                    =========         =========

BASIC EARNINGS PER SHARE:                               $0.93             $1.07
  Weighted average shares used in computing         =========         =========
    basic earnings per share                        8,602,395         8,560,737
                                                    =========         =========

DILUTED EARNINGS PER SHARE:                             $0.83             $0.93
  Weighted average shares used in computing         =========         =========
    diluted earnings per share                      9,607,750         9,797,367
                                                    =========         =========

                           Midway Airlines Corporation
                            Statements of Cash Flows
                             (DOLLARS IN THOUSANDS)


                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                      1999              1998
                                                                      ----              ----
                                                                    (Unaudited)
                                                                    -----------
OPERATING ACTIVITIES
Net income                                                           $8,018             $9,153
Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                   3,572              2,534
      Capitalized interest on purchase deposits                        (560)              (409)
      Provision for deferred income taxes                                 -                  -
      (Gain) on disposal of assets                                      (28)                 -
      Changes in operating assets and liabilities:
          Restricted cash                                            (2,999)            (7,009)
          Accounts receivable                                        (2,489)            (7,114)
          Inventories                                                   (46)            (1,103)
          Prepaids and other                                          3,885              1,283
          Aircraft lease deposits and other                          (1,210)              (838)
          Accounts payable and accrued expenses                          48              1,821
          Accrued excise and income taxes                             4,103                412
          Advance ticket sales                                        5,265              5,807
          Other current liabilities                                      77             (1,273)
          Other noncurrent liabilities                               (1,060)               (62)
                                                                   ---------          ----------
Net cash provided by operating activities                            16,576              3,202
                                                                    =======             ======

INVESTING ACTIVITIES
Purchase of short-term investments                                  (7,275)                  -
Sale of short-term investments                                                             751
Purchase of equipment and property                                  (6,629)             (1,693)
Aircraft and equipment purchase deposits                           (15,354)             (6,036)
Refund of aircraft and equipment purchase deposits                   3,563               8,348
                                                                     ------               ----
Net cash  (used in) provided by investing activities               (25,695)              1,370
                                                                   ========              =====

FINANCING ACTIVITIES
Issuance of common and preferred stock                                   -                  23
Proceeds from issuance of long-term debt                                 -                   -
Repayment of long-term debt and capital lease obligations           (3,029)            (14,530)
Accreted interest on long-term debt                                    222                 328
                                                                       ----               ----
Net cash (used in) financing activities                             (2,807)            (14,179)
                                                                     -------           --------
Decrease  in cash and cash equivalents                             (11,926)             (9,607)
Cash and cash equivalents at beginning of period                    48,736              54,509
                                                                    -------             -------
Cash and cash equivalents at end of period                         $36,810             $44,902
                                                                    =======            =======

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                       $3,069                $957
                                                                    ======             =======
Income taxes paid                                                   $1,957              $5,882
                                                                    ======              ======
Equipment purchases under debt and capital lease obligations        $1,529                  $0
                                                                    =======             =======

                           MIDWAY AIRLINES CORPORATION

                          Notes to Financial Statements
 (Information as of June 30, 1999 and for the three month and six month periods ended June 30, 1999 and 1998 are unaudited)


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

2.   SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Use of Estimates and Assumptions

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during those reporting periods. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. As of June 30, 1999 and December 31, 1998, approximately $12.5 million and $9.5 million, respectively, of cash and cash equivalents were restricted as to withdrawal; these funds serve as collateral to support letters of credit and a credit card holdback and are classified as restricted cash in the balance sheets.

Short-term Investments

Short-term investments consist of corporate bonds which mature between three months and one year of the original investment date. These investments are carried at cost, which approximates market value.

3.       EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     --------------------------------------------------------------
                                                                           FOR THE THREE                    FOR THE SIX
                                                                       MONTHS ENDED JUNE 30,           MONTHS ENDED JUNE 30,

                                                                       1999(1)            1998           1999(1)          1998
                                                                     --------------------------------------------------------------

Numerator:
     Net Income (2)                                                   $4,010,000       $5,298,000      $8,018,000       $9,153,000

Denominator:
     Denominator for basic earnings per share - weighted average       8,602,395        8,562,757       8,602,395        8,560,737
     shares
     Effect of dilutive securities:
       Employee stock options                                            570,420          838,475         614,779          846,035
       Warrants                                                          390,569          390,594         390,576          390,595
                                                                     --------------------------------------------------------------
     Dilutive potential common shares (3)                                960,989        1,229,069       1,005,355        1,236,630
       Denominator for diluted earnings per share - adjusted weighted
          average shares and assumed conversions.                      9,563,384        9,791,826       9,607,750        9,797,367
                                                                     ==============================================================

Basic earnings per share                                                  $ 0.47           $ 0.62           $0.93            $1.07
Diluted earnings per share                                                $ 0.42           $ 0.54           $0.83            $0.93

(1) Options to purchase 245,930 shares of common stock at $15.50 per share were outstanding as of June 30, 1999 but were not included in the computation of diluted earnings per share for the three months and the six months ended June 30, 1999 because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
(2)      Numerator for basic and diluted earnings per share.
(3)      Shares calculated using the "Treasury Stock" method under SFAS 128.


4.   COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS:

The Company has placed firm orders to purchase 11 additional newly manufactured CRJ-200ER Canadair Regional Jet aircraft, all of which are scheduled to be delivered by December 2001. Midway also has options to acquire up to 14 additional CRJs. The Company has ordered two General Electric CF34-3B1 spare engines for approximately $4.0 million to support the operation of its CRJ aircraft.

The Company has placed firm orders to purchase 15 Boeing 737-700 aircraft, and intends to lease two additional Boeing 737-700s. Deliveries of the two leased Boeing 737-700 aircraft are scheduled for December 1999 and January 2000, and deliveries of the other 15 Boeing 737-700 aircraft are scheduled to begin in September 2000 and end in October 2002. The Company has options to acquire 10 additional Boeing 737-700s. The Company intends to purchase CFM 56-7B spare engines to support the operation of its Boeing 737-700 aircraft.

In March 1995, Midway entered into an agreement for the acquisition of four Airbus A320 aircraft with deliveries beginning in 1998. The Company also agreed to purchase one IAE V2527-A5 spare engine to support the operation of the four A320 aircraft. The delivery dates of these aircraft and the spare engine have been extended to 2005 and later. The Company is required to make deposits on the four A320 aircraft and the spare engine in amounts to be determined beginning in 2003. The Company is considering several alternatives with respect to the A320s, including restructuring its purchase agreement or selling its position.

OTHER CONTINGENCIES:

In the fourth quarter of 1998, the Company retired two Fokker F-100 aircraft at the expiration of the related lease terms. In each of March and May 1999, the Company retired one F-100 aircraft at the expiration of the related lease.
With respect to the retirement of these aircraft, the Company and the lessor disagree as to the amount of certain life cycle costs required to maintain the aircraft and as to the level of the Company's responsibility to pay for such costs. The Company believes that it has met or exceeded its obligations. The lessor believes that the Company has not met its obligations and has brought an action against the Company alleging breach of contract and unjust enrichment, seeking damages in excess of $5 million under each claim. The Company intends to discuss a potential settlement of this matter with the lessor but it also believes it has meritorious legal defenses to the lessor's claims and will vigorously defend the action, if necessary. At this time, it is not possible to predict the outcome of this matter.

In August 1998, the Compliance and Enforcement Branch of the Drug Abatement Division of the Federal Aviation Administration ("FAA") conducted an inspection of the Company's compliance with certain regulations related to its alcohol and drug testing programs. In September 1998, the FAA notified the Company that it was investigating alleged violations discovered during the August 1998 inspection. The Company responded to these alleged violations in October 1998. In May 1999, the FAA requested that the Company provide the FAA with an update of certain matters raised during the investigation. The Company promptly provided this information to the FAA and has received no further communications from the FAA in this respect. The Company is unable to determine whether the FAA's investigation will result in the finding of violations of these regulations and, if so, whether the FAA will pursue an assessment as a result of any such findings or what the amount of any such assessment might be.

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

The Company's pilots, fleet service (ramp) agents, and flight attendants are represented by labor unions. The pilots' representative, the Air Line Pilots Association ("ALPA"), was elected in December 1997, the ramp employees' representative, International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), was elected in June 1998, and the flight attendants' representative, the Association of Flight Attendants, AFL-CIO ("AFA") was elected in December 1998. Prior to those times, none of the Company's employees were represented by a union. Although the Company believes mutually acceptable agreements can be reached with the unions representing such employees, negotiations have not yet commenced with the AFA and have not yet concluded with ALPA or the IAM, and the ultimate outcome of such negotiations cannot be predicted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998
-----------------------------------------

SELECTED OPERATING DATA
-----------------------
                                                 For the three months
                                                     ended June 30,

                                                    1999           1998
                                                    ----           ----

Available seat miles (000s)                        375,476        387,752
Revenue passenger miles (000s)                     251,675        261,474
Load factor                                          67.0%          67.4%
Break-even load factor (1)                           57.7%          56.4%
Departures                                          10,786          8,808
Block hours                                         16,721         13,952
Passenger revenue per ASM (cents)                     14.5           14.0
Passenger yield (cents)                               21.6           20.7
Average fare                                          $108           $105
Operating cost per available seat mile (1)            12.6           11.9
Onboard passengers                                 503,353        515,761
Average seats per departure                             71             89
Average stage length (miles)                           473            481
Aircraft (average during period)                      20.9           17.2
Aircraft utilization (hours per day)                   8.8            8.9
Fuel price per gallon (cents) (2)                     43.2           45.7

(1) Excludes equipment retirement charges
(2) Excludes taxes and into-plane fees


RESULTS OF OPERATIONS

  For the three months ended June 30, 1999 the Company's net income was $4.0 million. Excluding the unusual items discussed below, net income was $4.7 million (net of taxes), down 11.7% from the net income of $5.3 million for the three months ended June 30, 1998. Revenue for the three months ended June 30, 1999 was down 0.3% from 1998 to $55.6 million. Excluding the equipment retirement charges, the Company's operating margin decreased to 14.6% in 1999 from 16.9% in 1998.

   Diluted earnings per share for the three months ended June 30, 1999 amounted to $0.42 ($0.49 excluding unusual items) compared to $0.54 for the three months ended June 30, 1998.

Unusual Items

  During the three months ended June 30, 1999 the Company incurred $1.1 million in equipment retirement charges related to the retirement of two aircraft, one of which left the fleet in May and one in June.

  Additionally, the Company incurred added cost and reduced revenue due to a shortage of pilots driven by a tripling of the normal pilot attrition rate. Attrition, which was up due to increased hiring by the major carriers, had the effect of forcing the cancellation of one aircraft's worth of capacity throughout the three months ended June 30, 1999. Increased hiring and a reduction in pilot attrition have since reduced the pilot shortage.

Capacity. In the three months ended June 30, 1999, the company produced 375 million ASMs, a decrease of 12.2 million or 3.2% over the three months ended June 30, 1998. The decrease in ASM production is attributable to a 1.7% shorter average stage length (to 473 miles) and 20.2% fewer seats per departure (to 71 seats) offset by 22.5% more departures (to 10,786).

These changes resulted from the change in the Company's fleet (decreasing the number of 98-seat F100s to eight during the three months ended June 30, 1999, the 148-seat A320 being removed from service in May and returned at the expiration of its lease in June 1999, and an increase in the number of 50-seat CRJs to 13), the pilot shortage noted above, and a schedule realignment initiated in February 1999.

Operating Revenues. The Company's operating revenues decreased 0.3% to $55.6 million for the three months ended June 30, 1999 from $55.7 million for the three months ended June 30, 1998. Passenger revenue increased 0.3% due to a 4.3% increase in passenger yield to 21.6 cents partially offset by a 3.7% decrease in revenue passenger miles to 252 million. Passenger revenue per ASM increased 3.6% to 14.5 cents per ASM due to the 4.3% increase in yield partially offset by a
0.4 percentage point decrease in load factor to 67.0%. Cargo revenue decreased due to less mail being carried partially offset by the increase in departures and more cargo being carried, while contract and other revenue decreased due to a reduction in charter operations in the three months ended June 30, 1999 partially offset by ground handling services provided to other airlines in the three months ended June 30, 1999.

Operating Expenses. The Company's operating expenses increased 4.9% to $48.5 million for the three months ended June 30, 1999 from $46.3 million for the three months ended June 30, 1998. Operating expenses increased primarily due to increases in wages, salaries and related costs, depreciation and amortization, other miscellaneous operating expenses, and equipment retirement charges, partially offset by a reduction in fuel cost per gallon, lower commission expense, and lower maintenance expense. Total operating expense per ASM increased 8.3% to 12.92 cents from 11.93 cents. This increase is attributable to an increase in depreciation and amortization expense related to the ownership of five CRJs and the parts for the fleet, increases in wages, salaries, and related costs, equipment retirement charges, and an increase in other expenses spread over a stable ASM base, partially offset by a decrease in commissions and maintenance cost per ASM.

                                                      Three months ended June 30,
                                                    1999                   1998
                                            Percent of  Cost per   Percent of  Cost per
                                               Total       ASM       Total        ASM
                                             Expenses    (cents)    Expenses    (cents

 Wages, salaries and related costs             19.7%      2.58       17.4%       2.10
 Aircraft fuel                                  9.6       1.25        10.5       1.27
 Aircraft and engine rentals                   15.1       1.97        15.7       1.90
 Commissions                                    7.4       0.97         8.9       1.08
 Maintenance, materials and repairs             6.0       0.78         8.6       1.04
 Other rentals and landing fees                 5.2       0.68         5.0       0.60
 Depreciation and amortization                  3.8       0.49         3.2       0.38
 Other                                         29.9       3.91        29.4       3.56
                                               ----       ----        ----       ----
        Sub-total operating expenses before
         equipment retirement charges          96.7      12.63        98.7      11.93

 Equipment retirement charges                   2.2       0.29        0.0         .0
                                                ---       ----        ---         --

Total operating expenses                       98.9       12.92       98.7       11.93

Other (income) expenses                         1.1        0.15        1.3        0.16

Total expenses                                100.0%      13.07      100.0%      12.09
                                              ======      =====      ======      =====

   Wages, salaries and related costs increased $1.5 million or 18.9% to $9.7 million for the three months ended June 30, 1999 from $8.1 million for the three months ended June 30, 1998. The increase is attributable to increased staffing associated with the addition of the CRJs, increased staffing in reservations, increased wages per employee, partially offset by a decrease in the profit sharing expense in the three months ended June 30, 1999 related to the Company's Bonus Plan implemented in 1998. Wages, salaries and related cost per ASM increased 0.48 cents or 22.9% to 2.58 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

   Aircraft fuel expense decreased 4.9% to $4.7 million for the three months ended June 30, 1999 from $4.9 million for the three months ended June 30, 1998. The decrease was due to a 5.5% decrease in the average fuel price per gallon to
43.2 cents
from 45.7 cents (net of into plane fees and taxes), and the flying of the lower fuel burn CRJ aircraft, partially offset by the 19.8% increase in block hours. Aircraft fuel expense per ASM decreased 1.6% to 1.25 cents from 1.27 cents.

   Aircraft and engine rental expense increased 0.5% to $7.4 million for the three months ended June 30, 1999. The increase in expense is attributable to $2.5 million in lease expense in the three months ended June 30, 1999 for leased CRJs which were placed in service beginning in September 1998, partially offset by lower lease costs due to the return at the end of the leases of four Fokkers and one Airbus during late 1998 and the first six months of 1999. Aircraft and engine rentals expense per ASM increased 3.7% to 1.97 cents from 1.90 cents. The increase in cost per ASM resulted from a combination of the 3.2% decrease in ASMs discussed above in "Capacity" and the increase in the number of aircraft under lease.

   Commission expense decreased 12.6% to $3.7 million for the three months ended June 30, 1999 from $4.2 million for the three months ended June 30, 1998. This was due to a reduction in the commission rate paid and a decrease of travel agency revenues as a percent of passenger revenue to 65.6% from 67.2%, partially offset by the 0.3% increase in passenger revenues. Commissions expense per ASM decreased 10.2% to 0.97 cents from 1.08 cents, primarily driven by the reduction in the commission rate paid and the decrease in agency revenues offset by the 3.6% increase in passenger revenue per ASM to 14.5 cents from 14.0 cents.

   Maintenance, materials and repairs expense decreased 26.9% to $2.9 million for the three months ended June 30, 1999 from $4.0 million for the three months ended June 30, 1998. The expense decrease is largely attributable to the new maintenance contracts on most of the Company's F100 aircraft, and the retirement of 4 Fokker F100 aircraft and the A320, the lower maintenance cost of the new CRJ fleet, offset somewhat by the 19.8% increase in block hours. Maintenance, materials and repairs expense per ASM decreased 25.0% to 0.78 cents from 1.04 cents due to the changes noted above.

   Other rentals and landing fees expense increased 8.7% to $2.5 million for the three months ended June 30, 1999 from $2.3 million for the three months ended June 30, 1998. The expense increase is attributable primarily to 22.5% more departures and by facility rentals in newly opened stations and the new corporate headquarters facility in Morrisville, North Carolina, partially offset by lower landing fee rates at the Company's hub, and the shift in the fleet mix, resulting in 189% more CRJ landings and 33% fewer landings by the larger Fokker and Airbus aircraft. Other rentals and landing fees expense per ASM increased 13.3% to 0.68 cents from 0.60 cents.

   Depreciation and amortization expense increased 23.5% to $1.8 million for the three months ended June 30, 1999 from $1.5 million for the three months ended June 30, 1998. Depreciation and amortization expense per ASM increased 28.9% to
0.49 cents from 0.38 cents in the three months ended June 30, 1998. The increase is attributable to the acquisition of five owned CRJs and related spare parts spread over the 3.2% smaller ASM base.

   Other operating expense increased 6.4% to $14.7 million for the three months ended June 30, 1999 from $13.8 million for the three months ended June 30, 1998. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense and insurance. The expense increase is attributable to the 22.5% increase in departures partially offset by savings in insurance, marketing and administrative expenses and the 2.4% decrease in passengers. Other operating expense per ASM increased 9.8% to 3.91 cents from 3.56 cents.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

SELECTED OPERATING DATA
-----------------------

                                                  For the six months
                                                    ended June 30,

                                                   1999        1998
                                                   ----        ----

Available seat miles (000s)                      751,125      760,918
Revenue passenger miles (000s)                   490,299      493,541
Load factor                                         65.3%        64.9%
Break-even load factor (1)                          56.2%        55.3%
Departures                                        21,268       16,559
Block hours                                       32,792       26,309

Passenger revenue per ASM (cents)                   14.4         13.6
Passenger yield (cents)                             22.0         20.9
Average fare                                        $111         $108
Operating cost per available seat mile (1)          12.5         12.0
Onboard passengers                               974,946      957,721
Average seats per departure                           72           92
Average stage length (miles)                         470          488
Aircraft (average during period)                    21.2         16.1
Aircraft utilization (hours per day)                 8.5          9.0
Fuel price per gallon (cents) (2)                   39.7         48.6

(1) Excludes equipment retirement charges
(2) Excludes taxes and into-plane fees


RESULTS OF OPERATIONS

For the six months ended June 30, 1999 the Company's net income was $8.0 million. Excluding the unusual items discussed below, net income was $9.3 million (net of taxes), up 1.2% from the net income of $9.2 million for the six months ended June 30, 1998. Revenue for the six months ended June 30, 1999 was up 4.1% over 1998 to $110.5 million. Excluding the equipment retirement charges the Company's operating margin decreased to 14.8% in 1999 from 15.1% in 1998.

Diluted earnings per share for the six months ended June 30, 1999 amounted to $0.83 ($0.96 excluding unusual items) compared to $0.93 for the six months ended June 30, 1998.

Unusual Items

   During the six months ended June 30, 1999 the Company incurred $2.0 million in equipment retirement charges related to the retirement of three aircraft, one of which left the fleet in March, one in May and one in June.

   Additionally, the Company incurred added cost and reduced revenue due to a shortage of pilots driven by a tripling of the normal pilot attrition rate. Attrition, which was up due to increased hiring by the major carriers, had the effect of forcing the cancellation of one aircraft's worth of capacity throughout the six months ended June 30, 1999. Increased hiring and a reduction in pilot attrition have since reduced the pilot shortage.

Capacity. In the six months ended June 30, 1999, the company produced 751 million ASMs, a decrease of 9.8 million or 1.3% over the six months ended June 30, 1998. The decrease in ASM production is attributable to a 3.7% shorter average stage length (to 470 miles) and 21.7% fewer seats per departure (to 72 seats) partially offset by 28.4% more departures (to 21,268). These changes resulted from the change in the Company's fleet, (decreasing the number of 98-seat F100s to eight during the six months ended June 30, 1999, the 148-seat A320 being out of service for two months in the first quarter and being removed from service in May and returned at the expiration of its lease in June, 1999, and an increase in the number of 50-seat CRJs to 15), the pilot shortage noted above, and a schedule realignment initiated in February 1999.

Operating Revenues. The Company's operating revenues increased 4.1% to $110.5 million for the six months ended June 30, 1999 from $106.2 million for the six months ended June 30, 1998. Passenger revenue increased 4.6% due to a 5.3% increase in passenger yield (revenue per RPM) to 22.0 cents partially offset by a 0.7% decrease in revenue passenger miles to 490.3 million. Passenger revenue per ASM increased 5.9% to 14.4 cents per ASM due to the 5.3% increase in yield combined with a 0.4 percentage point increase in load factor to 65.3%. Cargo revenue decreased due to less mail being carried partially offset by the increase in departures and more other cargo being carried, while contract and other revenue decreased due to a reduction in charter operations, partially offset by ground handling services provided to other airlines in the six months ended June 30, 1999.

Operating Expenses. The Company's operating expenses increased 6.6% to $96.2 million for the six months ended June 30, 1999 from $90.2 million for the six months ended June 30, 1998. Total expenses increased primarily due to increases in wages, salaries and related costs, depreciation and amortization, other miscellaneous operating expenses, and equipment retirement charges, partially offset by a reduction in fuel cost per gallon, lower commission expense, and lower maintenance expense. Total operating expense per ASM increased 7.9% to 12.80 cents from 11.86 cents. This increase is attributable to an increase in depreciation and amortization expense related to the ownership of five CRJs and the parts for the fleet, equipment retirement charges, and an increase in other expenses spread over a stable ASM base.

                                                        SIX MONTHS ENDED JUNE 30,
                                                     1999                        1998
                                                     ----                        ----
                                                           Cost per    Percent of     Cost per
                                            Percent of        ASM         Total         ASM
                                          Total Expenses    (cents)     Expenses      (cents)
                                          --------------    -------     --------      -------
 Wages, salaries and related costs             19.1%         2.49        17.2%          2.05
 Aircraft fuel                                 9.0           1.17         11.0          1.32
 Aircraft and engine rentals                   15.1          1.96         16.2          1.94
 Commissions                                   7.5           0.97         9.0           1.07
 Maintenance, materials and repairs            7.0           0.90         8.9           1.07
 Other rentals and landing fees                5.1           0.66         5.3           0.63
 Depreciation and amortization                 3.7           0.47         2.8           0.33
 Other                                         30.1          3.91         28.8          3.45
                                               ----          ----         ----          ----
     Sub-total operating expenses before
           equipment retirement charges        96.5         12.53         99.2         11.86

 Equipment retirement charges                  2.1          0.27          0.0            0
                                               ---          ----          ---            -

Total operating expenses                       98.5         12.80         99.2         11.86

Other (income) expenses                        1.5          0.19          0.8           0.10
                                               ---          ----          ---           ----

Total expenses                                100.0%        12.99        100.0%        11.96
                                              ======        =====        ======        =====

   Wages, salaries and related costs increased $3.1 million or 19.6% to $18.7 million for the six months ended June 30, 1999 from $15.6 million for the six months ended June 30, 1998. The increase is attributable to increased staffing associated with the addition of the CRJs and the increased number of stations and flights, increased wages per employee, partially offset by decreased profit sharing expense in the six months ended June 30, 1999 related to the Company's Bonus Plan implemented in 1998. Wages, salaries and related cost per ASM increased 0.44 cents or 21.5% to 2.49 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

   Aircraft fuel expense decreased 12.1% to $8.8 million for the six months ended June 30, 1999 from $10.0 million for the six months ended June 30, 1998. The decrease was due to a 18.3% decrease in the average fuel price per gallon to
39.7 cents from 48.6 cents (net of taxes and into plane fees), and the flying of the lower fuel burn CRJ aircraft, partially offset by the 24.6% increase in block hours. Aircraft fuel expense per ASM decreased 11.4% to 1.17 cents from
1.32 cents.

   Aircraft and engine rental expense remained stable at $14.7 million for the six months ended June 30, 1999. The stability in expense is attributable to the retirement of four Fokker F100s and the A320 in the last quarter of 1998 and the first quarter of 1999 combined with the rental of spare engines in early 1998, offset by the rental expense of the leased CRJs. Aircraft and engine rentals expense per ASM increased 1.0% to 1.96 cents from 1.94 cents.

   Commission expense decreased 10.6% to $7.3 million for the six months ended June 30, 1999 from $8.2 million for the six months ended June 30, 1998. This was due to a reduction in the commission rate paid and a decrease of travel agency revenues as a percent of passenger revenue to 64.5% from 67.9%, partially offset by the 4.6% increase in passenger revenues. Commissions expense per ASM decreased 9.4% to 0.97 cents from 1.07 cents, primarily driven by the reduction in the commission rate paid and the decrease in agency revenues offset by the 5.9% increase in passenger revenue per ASM to 14.4 cents from 13.6 cents.

   Maintenance, materials and repairs expense decreased 16.5% to $6.8 million for the six months ended June 30, 1999 from $8.1 million for the six months ended June 30, 1998. The expense decrease is largely attributable to the new maintenance contracts on most of the Company's F100 aircraft, and the retirement of 4 Fokker F100 and one A320 aircraft and lower maintenance costs for the new CRJ fleet, offset somewhat by the 24.6% increase in block hours. Maintenance, materials and repairs expense per ASM decreased 15.9% to 0.90 cents from 1.07.

   Other rentals and landing fees expense increased 3.1% to $4.9 million for the six months ended June 30, 1999 from $4.8 million for the six months ended June 30, 1998. The expense increase is attributable primarily to 28.4% more departures and facility rentals in newly opened stations and the new headquarters facility in Morrisville, North Carolina, partially offset by lower landing fee rates at the Company's hub, the shift in the fleet mix, resulting in 267% more CRJ landings and 29% fewer landings by the larger Fokker and Airbus aircraft. Other rentals and landing fees expense per ASM increased 4.8% to 0.66 cents from 0.63 cents

   Depreciation and amortization expense increased 41.0% to $3.6 million for the six months ended June 30, 1999 from $2.5 million for the six months ended June 30, 1998. Depreciation and amortization expense per ASM increased 42.4% to 0.47 cents from 0.33 cents in the six months ended June 30, 1998. The increase is attributable to the acquisition of five owned CRJs and related spare parts.

   Other operating expense increased 12.0% to $29.4 million for the six months ended June 30, 1999 from $26.2 million for the six months ended June 30, 1998. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense and insurance. The expense increase is attributable to the 28.4% increase in departures and the 1.8% increase in passengers, partially offset by savings in insurance, marketing and administrative expenses. Other operating expense per ASM increased 13.3% to 3.91 from 3.45 cents.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

   The Company's working capital decreased during the six months ended June 30, 1999 compared to the year ended December 31, 1998. As of June 30, 1999, the Company had cash, restricted cash, and short-term investments of $56.6 million and working capital of $20.2 million compared to $58.2 million and $32.9 million respectively as of December 31, 1998. The decrease in working capital is due primarily to the net increase in aircraft purchase deposits of $11.8 million. During the six months ended June 30, 1999, cash, restricted cash and short-term investments decreased $1.6 million, reflecting net cash provided by operating activities of $19.6 million (net of changes in restricted cash), net cash used in investing activities of $18.5 million (net of purchases of short term investments), and net cash used in financing activities of $2.8 million. During the six months ended June 30, 1999, net cash provided by operating activities was primarily due to net income and depreciation and amortization, combined with a net increase in operating liabilities; net cash used in investing activities was due to net payments of equipment purchase deposits and purchases of equipment and property; and net cash used in financing activities reflects repayment of long-term debt.


Capital Resources

   Since the February 1997 Recapitalization, the Company has been able to generate sufficient funds from operations to meet its working capital requirements and does not currently have any lines of credit. The Company believes that the working capital available to the Company from ongoing operations combined with financing commitments which have been and are expected to be arranged with aircraft manufacturers, lessors and others will be sufficient to meet its anticipated requirements for capital expenditures and other cash requirements for the foreseeable future.

Capital Expenditures

   The Company's cash outflows for capital expenditures in the six months ended June 30, 1999 and 1998 were $6.6 million and $1.7 million, respectively, excluding financed purchases.

   The Company has placed firm orders to purchase 11 additional newly manufactured CRJ-200ER Canadair Regional Jet aircraft, all of which are scheduled to be delivered by December 2001. Midway also has options to acquire up to 14 additional CRJs. The Company has ordered two General Electric CF34-3B1 spare engines to support the operation of its CRJ aircraft.

   The Company has placed firm orders to purchase 15 Boeing 737-700 aircraft, and intends to lease two additional Boeing 737-700s. Deliveries of the two leased Boeing 737-700 aircraft are scheduled for December 1999 and January 2000, and delivery for the other 15 Boeing 737-700 aircraft are scheduled to begin in September 2000 and end in October 2002. The Company has options to acquire 10 additional Boeing 737-700s. The Company intends to purchase four CFM 56-7B spare engines to support the operation of its Boeing 737-700 aircraft.

   The Company's fixed costs will increase significantly with the induction of the CRJs and the 737-700s. Based on the current interest rate environment, the Company estimates that its fixed charges will increase by approximately $9.2 million over the next twelve months as a result of the financing of the aircraft to be delivered during that time. However, depending upon the financing method ultimately chosen, the Company's balance sheet liabilities may or may not increase.


YEAR 2000

STATE OF READINESS

   The Company's Year 2000 Project has been designed to ensure that the Company's computer systems and embedded operating systems will function properly beyond 1999. The Project involves five phases: Inventory, Assessment, Remediation, Testing and Contingency Planning.

   During the Inventory Phase, the Company identified six business-critical functions which rely heavily on computer or embedded systems for safe or reliable operations. These six functions include the operation of aircraft, the operation of the Company's computer reservation system and related telephone systems, the transmission and reconciliation of credit card and travel agency sales and collection of money, the operation of the Company's yield management systems, the operation of the Company's aircraft dispatch and air traffic control systems as they communicate with the FAA's air traffic controllers and other agencies and the utilization of certain time-sensitive crew qualification and tracking systems, and aircraft maintenance control and planning systems.

   The Company has completed the Assessment Phase which first began with a detailed review of these six critical functions and the applicable systems used by the Company or its vendors in performing these functions. This review has concluded and the results are as follows:

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

o With respect to its yield management systems and its computer reservation system, each of these systems is operated and maintained by American Airlines, Inc. and/or its affiliate, SABRE Group Holdings, Inc. The SABRE Group Holdings, Inc. has stated that the computer reservation system is now Year 2000 compliant, with only testing of minor sub-systems remaining to be completed. The Company's computer reservation system has, in fact, begun taking reservations for travel in the Year 2000. The SABRE Group has also stated that substantially all of its core systems are either completed or in the final testing phases of its Year 2000 Project.

o With respect to its telephone systems, the Company has installed and is using a new phone switch and related systems/equipment in its headquarters and reservations center. The phone switch and related systems/equipment have been warranted as Year 2000 compliant by the seller, a leading communications technology company.

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

o With respect to its primary maintenance control and planning system, the Company had previously determined that this system was not Year 2000 compliant. The Company and its third party consultants have completed remediation of this system and it is currently being tested in use, including the proper tracking of maintenance tasks in the Year 2000. The Company has developed a contingency plan to utilize in the event that the current system fails to be Year 2000 compliant. With respect to its crew qualification and tracking systems, the vendor has warranted the systems are Year 2000 compliant when operated on an appropriate platform. The Company has been using these systems on its current platform and the systems are properly recording Year 2000 events.

o With respect to the Company's aircraft dispatch and related air traffic control systems, the Company is largely dependent upon the systems operated by certain governmental entities such as the FAA that provide the aviation industry with critical information and reports. The Company is reviewing and will continue to review the Year 2000 information and readiness reports issued by these entities. The FAA asserts that its systems are Y2K compliant, although the Company has no independent method to verify this assertion.

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

   During the Inventory Phase, the Company also identified a number of other Company functions which require the use of computer systems for operation, but which are not business-critical. These functions include the preparation of financial books and records, the scheduling of crew and aircraft, the processing of payroll and similar functions. The Company has largely completed its Year 2000 remediation efforts with respect to these systems.

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

Risks of Non-Compliance:

   The Company believes that its Year 2000 Project will be completed prior to there being any material impact on the operations of the Company, and that, with modifications to its existing software and systems and/or conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, there can be no assurance that the systems of third parties on which the Company's business relies (including those of its customers, its vendors or the FAA) will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. To the extent reasonably possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of the failure of the systems of the Company or certain third parties. These contingency plans have not yet been fully established.

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

   Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements include the following:

o The ability to generate sufficient cash flows to support capital expansion plans and general operating activities.
o Change in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws.
o Fluctuations in the cost and availability of materials, fuel, equipment and labor, including the continued availability of landing slots at New York/LaGuardia and Washington Reagan airports.
o The ability to achieve earnings forecasts, which are based on projected traffic and fares in the different markets the Company serves, some of which are more profitable than others.
o    Interest rate fluctuations and other capital market conditions.
o The reliance on a limited number of markets and the ability to enter and develop new markets.
o The effectiveness and availability of resources to support advertising, marketing, and promotional programs.
o The impact of increased competition in the Raleigh-Durham market on fares, traffic, new market opportunities and related matters.
o    The uncertainties of litigation and/or administrative proceedings.
o Adverse weather conditions, which could affect the Company's ability to operate.
o    The Company's significant dependence on the Raleigh Durham market.
o    Control by existing stockholders.
o The Company's indebtedness (including capital and operating lease obligations).


PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

  In the fourth quarter of 1998, the Company retired two Fokker F-100 aircraft at the expiration of the related lease terms. In each of March and May 1999, the Company retired one F-100 aircraft at the expiration of the related lease terms. With respect to the retirement of these aircraft, the Company and the lessor disagree as to the amount of certain life cycle costs required to maintain the aircraft and as to the level of the Company's responsibility to pay for such costs. The Company believes that it has met or exceeded its obligations. The lessor believes that the Company has not met its obligations and has brought an action against the Company alleging breach of contract and unjust enrichment, seeking damages in excess of $5 million under each claim. The Company believes it has meritorious legal defenses to the lessor's claims and will vigorously defend the action, if necessary. At this time, it is not possible to predict the outcome of this matter.

   The Company is otherwise a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

          Through June 30, 1999, net proceeds of $37.7 million from the initial public offering of common stock in December 1997 were used as follows:
                  1.  $1.2 million paid in settlement of the Treasury Lock,
                  2. $7.0 million to secure the Company's performance of its obligations under a credit card processing agreement,
                  3. $11.6 million for aircraft purchase deposits and $17.9 million for down payments on debt-financed aircraft and other costs on debt-financed aircraft

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company held its annual meeting of shareholders on May 19, 1999. Matters voted upon at the meeting included the election of two Class II Directors to hold office until the annual meeting of shareholders to be held in 2002; and the adoption of an amendment to the Company's Amended and Restated Certificate of Incorporation which would suspend voting rights with respect to, and allow the Company to redeem, common stock of the Company which is owned or controlled by persons or entities that are not United States citizens as may be necessary to comply with federal regulations. Voting results with respect to these two matters were as follows:

Matter/Description                              Votes For        Votes Against     Broker Non-     Votes       Abstentions
                                                                                   votes           Withheld
1.  Election of Directors:
    Howard Wolf                                 7,320,474            -0-             1,065,187       510          -0-
    Gregory Robitaille                          7,320,474            -0-             1,065,187       510          -0-
2.  Amendment to Certificate of
    Incorporation                               6,249,303           3,358            1,065,187        -0-         3,136


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Reports on Form 8-K:

                  Date              Subject
                  ----              -------
                  June 28,1999      Item 5: Announcement of agreement to
                                    purchase fifteen (15) Boeing 737-700
                                    aircraft and of lawsuit filed against the Company described in Part II, Item 1.

                  (b) Exhibits

                    10.1* Purchase Agreement Number 2235 between The Boeing Company and Midway Airlines Corporation dated June 11, 1999 with Letter Agreements 6-1162-CPJ-304 through 6-1162-CPJ-316 and 1-9541-JSW-1116 attached thereto.

                    10.2+@ Participation Agreement dated as of September 10, 1998 among Midway Airlines Corporation as Leasee, NCC Charlie Company as Owner Participant, First Union Trust Company, National Association not in its individual capacity (except as otherwise expressly set forth herein) but solely as Owner Trustee, The First National Bank of Maryland as Indenture Trustee, The First National Bank of Maryland as Pass-Through Trustee and The First National Bank of Maryland as Subordination Agent. Midway Airlines Corporation is a party to seven additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.

                    10.3+@ Trust Agreement dated as of September 10, 1998 between NCC Charlie Company as Owner Participant and First Union Trust Company, National Association as Owner Trustee. There are seven additional Trust Agreements which are substantially identical in all material respects except as indicated on the exhibit.

                    10.4+@ Trust Indenture and Security Agreement dated as of September 10, 1998 between First Union Trust Company, National Association not in its individual capacity except as expressly provided herein but solely as Owner Trustee and The First National Bank of Maryland as Indenture Trustee. There are seven additional Trust Indenture and Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.

                    10.5+@ Indenture Supplement No. 1 dated as of September 30, 1998 of First Union Trust Company, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee. There are seven additional Indenture Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

                    10.6+@ Lease Agreement dated as of September 10, 1998 between First Union Trust Company, National Association as Owner Trustee and Lessor and Midway Airlines Corporation as Lessee. Midway Airlines Corporation is a party to seven additioanl Leases which are substantially identical in all material respects except as indicated on the exhibit.


                    10.7+@ Lease Supplement No. 1 dated as of September 10, 1998 between First Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee except as otherwise provided therein, the Lessor and Midway Airlines Corporation, as Lessee. Midway Airlines Corporation is a party to seven additional Lease Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

                    10.8+@ Purchase Agreement Assignment and Aircraft Manufacturer's Consent dated as of September 10, 1998 between Midway Airlines Corporation as Assignor and First Union Trust Company, National Association of Assignee. Midway Airlines Corporation is a party to seven additional Purchase Agreement Assignment and Aircraft Manufacturer's Consents which are substantially identical in all material respects except as indicated on the exhibit.

                    10.9+@ Engine Warranty Assignment and Engine Manufacturer's Consent dated as of September 10, 1998 between Midway Airlines Corporation, First Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee and General Electric Company. Midway Airlines Corporation is a party to seven additional Engine Warranty Assignment and Engine Manufacturer's Consents which are substantially identical in all material respects except as indicated on the exhibit.

                    27        Financial Data Schedule.

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

                               +    Filed as Exhibit to the Company's
                                    Quarterly Report on Form 10-Q for
                                    the quarter ended September 30,
                                    1998.

                               @    Exhibit containing differences
                                    filed herewith.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Midway Airlines Corporation

                                    Registrant


August 13, 1999                     By /s/ STEVEN WESTBERG
                                    Steven Westberg
                                    Sr. Vice President and CFO