Form 10-Q
period 1999-09-30
MIDWAY AIRLINES CORP
filed 1999-11-15
CIK 946323

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                            Yes ____X___ No ________

   As of November 10, 1999 there were 8,602,395 shares of Common Stock, $.01 par value, of the registrant outstanding

PART I.  Financial Information
Item 1.  Financial Statements

                          Midway Airlines Corporation
                                BALANCE SHEETS
                            (Dollars in Thousands)

                                                                          September 30,       December 31,
                                                                              1999                1998
                                                                           (Unaudited)         (Audited)
                                                                     ---------------------------------------
Assets
------
Current assets:
  Cash and cash equivalents                                                  $ 14,839              $ 48,736
  Restricted cash                                                              14,360                 9,512
  Short-term investments                                                        4,770                     -
  Accounts receivable
        Credit cards and travel agencies                                        8,332                 4,702
        Other (net)                                                             1,469                 1,946
  Inventories                                                                   3,401                 2,916
  Deferred tax asset                                                              457                   457
  Prepaids and other                                                            8,128                10,886
                                                                             --------              --------
Total current assets                                                           55,756                79,155

Equipment and property:
  Flight                                                                      115,726               107,143
  Other                                                                        10,297                 6,657
  Less accumulated depreciation and amortization                              (13,992)              (10,793)
                                                                             --------              --------
Total equipment and property, net                                             112,031               103,007

Other noncurrent assets:
  Equipment and aircraft purchase deposits                                     45,728                18,103
  Aircraft lease deposits and other                                             8,918                 3,316
                                                                             --------              --------
Total other noncurrent assets                                                  54,646                21,419
                                                                             --------              --------

Total assets                                                                 $222,433              $203,581
                                                                             ========              ========

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
  Accounts payable                                                           $  9,767              $  7,327
  Accrued expenses                                                              5,254                 5,732
  Accrued income and excise taxes                                               4,330                   581
  Advance ticket sales                                                         30,971                21,483
  Other current liabilities                                                     5,429                 5,803
  Current maturities of long-term debt and capital leases                       5,949                 5,349
   obligations
                                                                             --------              --------
Total current liabilities                                                      61,700                46,275

Noncurrent liabilities:
  Long-term debt and capital lease obligations                                 75,002                78,764
  Deferred tax liability                                                        7,022                 7,022
  Other                                                                             -                 1,057
                                                                             --------              --------
Total noncurrent liabilities                                                   82,024                86,843
                                                                             --------              --------

Total liabilities                                                             143,724               133,118

Stockholders' equity:
  Preferred stock                                                                   -                     -
  Common stock                                                                     86                    86
  Additional paid-in-capital                                                   51,032                51,032
  Retained earnings ($51.1 million of accumulated deficit eliminated
  in the quasi-reorganization as of June 30, 1997)                             27,591                19,345
                                                                             --------              --------
Total stockholders' equity                                                     78,709                70,463
                                                                             --------              --------

Total liabilities and stockholders' equity                                   $222,433              $203,581
                                                                             ========              ========

                          Midway Airlines Corporation
                           Statements of Operations
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                Three months ended
                                                                    September 30,

                                                               1999              1998
                                                               ----              ----
Operating revenues:
       Passenger                                           $   48,500        $   48,151
       Cargo                                                      427               627
       Contract and other                                         581               693
                                                           ----------        ----------
       Total revenues                                          49,508            49,471
 Operating expenses:
       Wages, salaries and related costs                        9,756             7,969
       Aircraft fuel                                            5,933             4,734
       Aircraft and engine rentals                              7,639             7,355
       Commissions                                              3,241             3,205
       Maintenance, materials and repairs                       3,019             3,875
       Other rentals and landing fees                           2,471             2,420
       Depreciation and amortization                            1,724             1,759
       Other                                                   14,928            14,192
       Equipment retirement charges                                 -                 -
                                                           ----------        ----------
       Total operating expenses                                48,711            45,509
                                                           ----------        ----------

       Operating income                                           797             3,962
 Other income (expense):
       Interest income                                          1,217             1,100
       Interest expense                                        (1,644)           (1,727)
                                                           ----------        ----------
       Total other expense                                       (427)             (627)
                                                           ----------        ----------
       Income before income taxes                                 370             3,335

       Provision for income taxes                                (141)             (960)
                                                           ----------        ----------
       Net income                                          $      229        $    2,375
                                                           ==========        ==========
Basic earnings per share:                                  $     0.03        $     0.28
                                                           ==========        ==========
      Weighted average shares used in computing
        basic earnings per share                            8,602,395         8,577,747
                                                           ==========        ==========
Diluted earnings per share:                                $     0.02        $     0.24
                                                           ==========        ==========
      Weighted average shares used in computing
        diluted earnings per share                          9,445,495         9,727,215
                                                           ==========        ==========

                          Midway Airlines Corporation
                           Statements of Operations
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                      Nine months ended
                                                                        September 30,
                                                                    1999              1998
                                                                    ----              ----
Operating revenues:
      Passenger                                                $  156,547          $  151,429
      Cargo                                                         1,350               1,592
      Contract and other                                            2,149               2,679
                                                               ----------          ----------
      Total revenues                                              160,046             155,700

 Operating expenses:
      Wages, salaries and related costs                            28,443              23,600
      Aircraft fuel                                                14,737              14,745
      Aircraft and engine rentals                                  22,353              22,088
      Commissions                                                  10,537              11,368
      Maintenance, materials and repairs                            9,808              12,003
      Other rentals and landing fees                                7,401               7,200
      Depreciation and amortization                                 5,296               4,293
      Other                                                        44,311              40,435
      Equipment retirement charges                                  2,008                   0
                                                               ----------          ----------
      Total operating expenses                                    144,894             135,732
                                                               ----------          ----------

      Operating income                                             15,152              19,968

 Other income (expense):
      Interest income                                               3,124               3,022
      Interest expense                                             (4,974)             (4,400)
                                                               ----------          ----------
      Total other expense                                          (1,850)             (1,378)
                                                               ----------          ----------
      Income before income taxes                                   13,302              18,590

      Provision for income taxes                                   (5,055)             (7,062)
                                                               ----------          ----------
      Net income                                               $    8,247          $   11,528
                                                               ==========          ==========
Basic earnings per share:                                      $     0.96          $     1.35
                                                               ==========          ==========
      Weighted average shares used in computing
       basic earnings per share                                 8,602,395           8,566,408
                                                               ==========          ==========

Diluted earnings per share:                                    $     0.86          $     1.18
                                                               ==========          ==========
      Weighted average shares used in computing
       diluted earnings per share                               9,553,665           9,765,177
                                                               ==========          ==========

                          Midway Airlines Corporation
                           Statements of Cash Flows
                            (Dollars in Thousands)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                           1999             1998
                                                                           ----             ----
                                                                                (Unaudited)
                                                                                -----------
Operating activities:
Net income                                                              $   8,247        $  11,528
Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                         5,296            4,293
      Capitalized interest on purchase deposits                            (1,333)            (597)
      Provision for deferred income taxes                                       -            5,052
      Loss on disposal of assets                                               48               60
      Changes in operating assets and liabilities:
          Restricted cash                                                  (4,848)          (7,959)
          Accounts receivable                                              (3,153)          (8,054)
          Inventories                                                        (485)            (968)
          Prepaids and other                                                2,439           (2,461)
          Aircraft lease deposits and other                                (5,635)            (660)
          Accounts payable and accrued expenses                             1,544            1,947
          Accrued excise and income taxes                                   3,749           (1,914)
          Advance ticket sales                                              9,488            6,603
          Other current liabilities                                          (245)          (1,486)
          Other noncurrent liabilities                                     (1,057)            (131)
                                                                        ---------        ---------
Net cash provided by operating activities                                  14,055            5,253

Investing activities:
Purchase of short-term investments                                         (7,820)          (8,250)
Sale of short-term investments                                              3,050              751
Purchase of equipment and property                                        (10,886)          (6,027)
Aircraft and equipment purchase deposits                                  (38,463)            (975)
Refund of aircraft and equipment purchase deposits                         10,760                -
                                                                        ---------        ---------
Net cash used in investing activities                                     (43,359)         (14,501)

Financing activities:
Issuance of common and preferred stock                                          -              156
Proceeds from issuance of long-term debt                                        -            1,800
Repayment of long-term debt and capital lease obligations                  (4,928)         (19,277)
Accreted interest on long-term debt                                           335              441
                                                                        ---------        ---------
Net cash used in financing activities                                      (4,593)         (16,880)
                                                                        ---------        ---------
Decrease  in cash and cash equivalents                                    (33,897)         (26,128)
Cash and cash equivalents at beginning of period                           48,736           54,509
                                                                        ---------        ---------
Cash and cash equivalents at end of period                              $  14,839        $  28,381
                                                                        =========        =========

Supplemental cash flow information:
Interest paid                                                           $   5,276        $   2,447
                                                                        =========        =========
Income taxes paid                                                       $   2,191        $   6,204
                                                                        =========        =========

Schedule of non-cash activities:
Issuance of capital leases for equipment purchases                      $   1,529        $  51,425
                                                                        =========        =========

                           Midway Airlines Corporation

                          Notes to Financial Statements
          (Information as of September 30, 1999 and for the three month and nine month periods ended
                   September 30, 1999 and 1998 are unaudited)


1.   Basis of Presentation

The unaudited interim financial statements included herein have been prepared by Midway Airlines Corporation ("Midway" or the "Company"), in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. The results of operations for any interim period presented are not necessarily indicative of the results to be expected for any other period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. As of September 30, 1999 and December 31, 1998, approximately $14.4 million and $9.5 million, respectively, of cash and cash equivalents were restricted as to withdrawal; these funds serve as collateral to support letters of credit and a credit card holdback and are classified as restricted cash in the balance sheets.

Short-term Investments

Short-term investments consist of corporate bonds which mature between three months and one year of the original investment date. These investments are carried at cost, which approximates market value.

3.   Earnings per Share of Common Stock

       The following table sets forth the computation of basic and diluted earnings per share:

                                                            For the three months           For the nine months
                                                            September 30, ended            ended September 30,
                                                            --------------------           --------------------
                                                             1999 (1)      1998           1999 (1)          1998
                                                            ---------      ----           --------          ----
Numerator:
       Net income (2)                                      $  229,000   $2,375,000       $8,247,000      $11,528,000

Denominator:
       Denominator for basic earnings per share:
          weighted average shares                           8,602,395    8,577,747        8,602,395        8,566,408

       Effect of dilutive securities: (3)
          Employee stock options                              452,598      758,878          560,719          808,176
          Warrants                                            390,502      390,590          390,551          390,593
                                                           ----------   ----------       ----------      -----------
       Dilutive common shares                                 843,100    1,149,468          951,270        1,198,769
          Denominator for diluted earnings per share-
          adjusted weighted average shares and assumed
          conversions                                       9,445,495    9,727,215        9,553,665        9,765,177
                                                           ==========   ==========       ==========      ===========

Basic earnings per share                                   $     0.03   $     0.28       $     0.96      $      1.35
Diluted earnings per share                                 $     0.02   $     0.24       $     0.86      $      1.18

       (1) Options to purchase 237,280 shares of common stock at $15.50 per share were outstanding as of September 30, 1999 but were not included in the computation of diluted earnings per share for the three months and the nine months ended September 30, 1999 because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
       (2)  Numerator for basic and diluted earnings per share.
       (3)  Shares calculated using the "Treasury Stock" method under SFAS No.
            128.

4.   Commitments and Contingencies

Purchase Commitments:

As of September 30, 1999, the Company had firm orders to purchase 10 newly manufactured CRJ-200ER Canadair Regional Jet (CRJ) aircraft, all of which are scheduled to be delivered by December 2001. Midway also has options to acquire up to 14 additional CRJ aircraft. The Company has ordered two General Electric CF34-3B1 spare engines to support the operation of its CRJ aircraft.

The Company has placed firm orders to purchase 15 Boeing 737-700 aircraft, and has agreed to lease two additional Boeing 737-700s. Deliveries of the two leased Boeing 737-700 aircraft are scheduled for December 1999 and January 2000, and deliveries of the other 15 Boeing 737-700 aircraft are scheduled to begin in September 2000 and end in October 2002. The Company has options to acquire 10 additional Boeing 737-770 aircraft. The Company intends to purchase four CFM 56-7B spare engines to support the operation of its Boeing 737-700 aircraft.

The Boeing purchase agreement requires the Company to make pre-delivery deposits with respect to each aircraft. The pre-delivery deposits to be made will, in the aggregate, reach a peak of $117.1 million by August 2000. Thereafter, these deposits will begin to decrease and monies will be returned to Midway as the aircraft are delivered. The aircraft manufacturer has agreed to finance a portion of this obligation at interest. Midway's unfinanced obligation will peak at about $62.6 million in August of 2000. As of September 30, 1999, Midway had paid $28.0 million of the pre-delivery deposits and its remaining obligation is approximately $34.6 million. This obligation is due in monthly installments. (See Liquidity and Capital Resources).

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

In September 1997, the Civil Aviation Security Division of the Federal Aviation Administration ("FAA") conducted an investigation of the Company's compliance with certain regulations requiring the Company to verify the accuracy of the background information provided by its employees who have access to secure airport areas. The Company revised its background check procedures during the course of the FAA's investigation and then obtained and verified the necessary background information of those employees who had been identified by the FAA as having insufficient background check documentation. This investigation will likely result in a finding by the FAA of violations of these regulations. The Company has received no communications from the FAA in this respect since 1998.

The Company has been named as a defendant in certain pending litigation. The outcome of these matters cannot be predicted, but it is management's belief that whatever the outcome, the results will not, either individually or in the aggregate have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company's pilots, fleet service (ramp) agents, and flight attendants are represented by labor unions. The pilots' representative, the Air Line Pilots Association ("ALPA"), was elected in December 1997, the ramp employees' representative, International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), was elected in June 1998, and the flight attendants' representative, the Association of Flight Attendants, AFL-CIO ("AFA") was elected in December 1998. Prior to those times, none of the Company's employees were represented by a union. Although the Company believes mutually acceptable agreements can be reached with the unions representing such employees, negotiations have not yet concluded with ALPA, AFA, or the IAM, and the ultimate outcome of such negotiations cannot be predicted. With respect to the IAM negotiations, a contract proposal was submitted to the covered employees for ratification on October 28, 1999 and it was rejected. The IAM filed an application for mediation with the National Mediation Board ("NMB") on November 3, 1999 and the NMB appointed a mediator on November 8, 1999. Mediation meetings have not yet been scheduled.

5.   Subsequent Events

On November 8, 1999, the Company announced that it had received a proposal from two shareholders, Dr. James H. Goodnight and Mr. John P. Sall, under which a newly formed corporation to be wholly owned by Messrs. Goodnight and Sall would merge with Midway. In the merger, all shares of Midway stock not owned by Messrs. Goodnight and Sall would be exchanged for cash at $8.00 per share.

There are approximately 8.6 million shares of Midway common stock outstanding, of which approximately 4.1 million, or 47.4%, are owned by Goodnight and Sall. On November 5, 1999, the closing price on the Nasdaq National Market of Midway common stock was $6.125 per share.

As proposed by Messrs. Goodnight and Sall, the merger would be subject to execution of an acceptable employment agreement with the Chief Executive Officer of Midway and any required vote of the outstanding shares of Midway. The proposal is also subject to negotiation of a merger agreement containing terms and conditions mutually satisfactory to the parties.

At a meeting of the Company's Board of Directors, the Board appointed Mr. Gregory J. Robitaille and Mr. Gregory Harding-Brown, independent members of the Board of Directors of the Company to serve as a special committee of the Board of Directors in connection with the proposal. The special committee was given the power and authority to assess the proposal from Messrs. Goodnight and Sall, to retain advisors as necessary to carry out its responsibilities, and to make a recommendation to the full Board of Directors with respect to the proposal.

At a subsequent meeting of the Board of Directors, the special committee advised the Board of Directors that it had met with potential financial and legal advisors and that it was taking other necessary actions in connection with its review of the proposal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Operating Data



                                                     For the three months ended September 30,
                                                     ----------------------------------------
                                                          1999                      1998
                                                          ----                      ----
Available seat miles (000s)                              381,540                   389,544
Revenue passenger miles (000s)                           252,243                   256,411
Load factor                                                 66.1%                     65.8%
Break-even load factor                                      65.5%                     61.3%
Departures                                                11,710                     9,329
Block hours                                               18,071                    14,160
Passenger revenue per ASM (cents)                          12.71                     12.36
Passenger yield (cents)                                    19.23                     18.78
Average fare                                         $        95                $       93
Operating cost per available seat mile                     12.77                     11.68
Onboard passengers                                       509,460                   515,519
Average seats per departure                                   66                        87
Average stage length (miles)                                 471                       460
Aircraft (average during period)                            22.7                      18.5
Aircraft utilization (hours per day)                         8.7                       8.3
Fuel price per gallon (cents) (1)                           54.2                      42.6

(1)      Excludes taxes and into-plane fees


Results of Operations

  For the three months ended September 30, 1999 the Company's net income was $0.2 million, down 90.4% from the net income of $2.4 million for the three months ended September 30, 1998. Revenue for the three months ended September 30, 1999 was up 0.1% from 1998 to $49.5 million. The Company's operating margin decreased to 1.6% in 1999 from 8.0% in 1998.

  Diluted earnings per share for the three months ended September 30, 1999 amounted to $0.02 compared to $0.24 for the three months ended September 30, 1998.

Unusual Items

During September 1999, Hurricanes Floyd and Dennis and two tropical storms resulted in the cancellation of 5.5 percent of Midway's scheduled flights, pushing aircraft utilization down, reducing revenue, and resulting in passenger reaccommodation costs which are included in other operating expenses.

Capacity. In the three months ended September 30, 1999, the company produced 382 million ASMs, a decrease of 8.0 million or 2.1% over the three months ended September 30, 1998. The decrease in ASM production is attributable to 24.1% fewer seats per departure (to 66 seats) partially offset by 25.5% more departures (to 11,710) and a 2.4% longer average stage length (to 471 miles). These changes resulted from the change in the Company's fleet (see below) and a schedule realignment initiated in February 1999.

     ----------------------------------------------------------------------
     Aircraft                              As of  September 30,
     ----------------------------------------------------------------------
                                       1999                   1998
     ----------------------------------------------------------------------
     F100 (98 seats)                     8                      12
     ----------------------------------------------------------------------
     A320 (148 seats)                    0                       1
     ----------------------------------------------------------------------
     CRJ (50 seats)                     16                       7
     ----------------------------------------------------------------------

Operating Revenues. The Company's operating revenues remained stable at $49.5 million for the three months ended September 30, 1999. Passenger revenue increased 0.7% due to a 2.4% increase in passenger yield to 19.2 cents partially offset by a 1.6% decrease in revenue passenger miles to 252 million. Passenger revenue per ASM increased to 12.7 cents per ASM for the three months ended September 30, 1999 from 12.36 cents. Cargo revenue decreased due to less mail being carried partially offset by more cargo being carried, while contract and other revenue decreased due to a reduction in charter operations partially offset by ground handling services provided to other airlines in the three months ended September 30, 1999.

Operating Expenses. The Company's operating expenses increased 7.0% to $48.7 million for the three months ended September 30, 1999 from $45.5 million for the three months ended September 30, 1998. Operating expenses increased primarily due to increases in wages, salaries and related costs and aircraft fuel, partially offset by a reduction in maintenance expense. Operating expense per ASM increased 9.3% to 12.77 cents from 11.68 cents. This increase is attributable primarily to an increase in wages, salaries and related costs and aircraft fuel, partially offset by a decrease in maintenance cost per ASM and the reduction in ASM production year over year.

                                                                     Three months ended September 30,
                                                                   1999                            1998
                                                                   ----                            ----
                                                    Percent of Total    Cost per ASM  Percent of Total  Cost per ASM
                                                        Expenses          (cents)         Expenses        (cents)
                                                        --------          -------         --------        -------
 Wages, salaries and related costs                        19.9%             2.56            17.3%           2.05
 Aircraft fuel                                            12.1              1.56            10.3            1.22
 Aircraft and engine rentals                              15.5              2.00            15.9            1.89
 Commissions                                               6.6              0.85             6.9            0.82
 Maintenance, materials and repairs                        6.1              0.79             8.4            0.99
 Other rentals and landing fees                            5.0              0.65             5.2            0.62
 Depreciation and amortization                             3.5              0.45             3.8            0.45
 Other                                                    30.4              3.91            30.8            3.64
                                                         -----             -----           -----           -----
       Sub-total operating expenses before
           equipment retirement charges                   99.1             12.77            98.6           11.68

 Equipment retirement charges                              0.0                --             0.0              --
                                                         -----             -----           -----           -----

Total operating expenses                                  99.1             12.77            98.6           11.68

Other expenses                                             0.9              0.11             1.4            0.16
                                                         -----             -----           -----           -----

Total expenses                                           100.0%            12.88           100.0%          11.84
                                                         =====             =====           =====           =====

  Wages, salaries and related costs increased $1.8 million or 22.4% to $9.8 million for the three months ended September 30, 1999 from $8.0 million for the three months ended September 30, 1998. The increase is attributable to increased staffing associated with the addition of the CRJs, increased staffing in reservations and increased wages per employee, partially offset by a decrease in the profit sharing expense in the three months ended September 30, 1999 related to the Company's Bonus Plan implemented in 1998. Wages, salaries and related cost per ASM increased 0.51 cents or 24.9% to 2.56 from 2.05 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

  Aircraft fuel expense increased 25.3% to $5.9 million for the three months ended September 30, 1999 from $4.7 million for the three months ended September 30, 1998. The increase was due to a 27.2% increase in the average fuel price per gallon to 54.2 cents from 42.6 cents (net of into plane fees and taxes), and the 27.6% increase in block hours, partially offset by the flying of the lower fuel burn CRJ aircraft. Aircraft fuel expense per ASM increased 27.9% to 1.56 cents from 1.22 cents.

  Aircraft and engine rental expense increased 3.9% to $7.6 million for the three months ended September 30, 1999 from $7.4 million for the three months ended September 30, 1998. The increase in expense is attributable to $3.4 million in lease expense in the three months ended September 30, 1999 for leased CRJs which were placed in service beginning in September 1998, partially offset by the return at the end of their leases of four F100s and one Airbus A320 (see Capacity). Aircraft and engine rentals expense per ASM increased 5.8% to 2.00 cents from 1.89 cents. The increase in cost per ASM resulted from a combination of the 2.1% decrease in ASMs discussed above in "Capacity" and the increase in the number of aircraft under lease.


  Commission expense remained stable at $3.2 million for the three months ended September 30, 1999. This was due to a reduction in the commission rate paid and a decrease of travel agency revenues as a percent of passenger revenue to 63.2% from 63.4%, partially offset by the 0.7% increase in passenger revenues. Commissions expense per ASM increased 3.7% to 0.85 cents from 0.82 cents, primarily driven by the reduction in capacity operated.


  Maintenance, materials and repairs expense decreased 22.1% to $3.0 million for the three months ended September 30, 1999 from $3.9 million for the three months ended September 30, 1998. The expense decrease is largely attributable to the new maintenance contracts on most of the Company's F100 aircraft, the retirement of 4 Fokker F100 aircraft and the A320, and the lower maintenance cost of the new CRJ fleet, offset somewhat by the 27.6% increase in block hours. Maintenance, materials and repairs expense per ASM decreased 20.2% to 0.79 cents from 0.99 cents due to the changes noted above.

  Other rentals and landing fees expense increased 2.1% to $2.5 million for the three months ended September 30, 1999 from $2.4 million for the three months ended September 30, 1998. The expense increase is attributable primarily to 25.5% more departures and by new facility rentals, partially offset by lower landing fee rates at the Company's hub, and the shift in the fleet mix, resulting in 187% more CRJ landings and 40% fewer landings by the larger Fokker and Airbus aircraft. Other rentals and landing fees expense per ASM increased 4.8% to 0.65 cents from 0.62 cents.

  Depreciation and amortization expense decreased 2.0% to $1.7 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998. Depreciation and amortization expense per ASM remained stable at 0.45 cents.

  Other operating expense increased 5.2% to $14.9 million for the three months ended September 30, 1999 from $14.2 million for the three months ended September 30, 1998. Other operating expenses consist primarily of reservations, ground handling, advertising, crew overnight accommodations and training, general and administrative expense and insurance. The expense increase is attributable to the 25.5% increase in departures, and crew accommodations and training, partially offset by savings in insurance, outside reservation services, and marketing and administrative expenses and the 1.2% decrease in passengers. Other operating expense per ASM increased 7.4% to
3.91 cents from 3.64 cents.

Selected Operating Data

                                                  For the nine months ended September 30,
                                                  ---------------------------------------
                                                     1999                        1998
                                                     ----                        ----
Available seat miles (thousands)                     1,132,665                   1,150,462
Revenue passenger miles (thousands)                    742,542                     749,952
Load factor                                               65.6%                       65.2%
Break-even load factor (1)                                59.1%                       57.2%
Departures                                              32,978                      25,888
Block hours                                             50,863                      40,469
Passenger revenue per ASM (cents)                        13.82                       13.16
Passenger yield (cents)                                  21.08                       20.19
Average fare                                        $      105                  $      103
Operating cost per available seat mile (1)               12.61                       11.80
Onboard passengers                                   1,484,406                   1,473,240
Average seats per departure                                 70                          90
Average stage length (miles)                               470                         479
Aircraft (average during period)                          21.7                        16.9
Aircraft utilization (hours per day)                       8.6                         8.8
Fuel price per gallon (cents) (2)                         44.5                        46.6

(1)   Excludes equipment retirement charges
(2)   Excludes taxes and into-plane fees

For the nine months ended September 30, 1999 the Company's net income was $8.2 million. Excluding the equipment retirement charges discussed below, net income was $9.5 million (net of taxes), down 17.7% from the net income of $11.5 million for the nine months ended September 30, 1998. Revenue for the nine months ended September 30, 1999 was up 2.8% over 1998 to $160.0 million. Excluding the equipment retirement charges the Company's operating margin decreased to 10.7% in 1999 from 12.8% in 1998.

Diluted earnings per share for the nine months ended September 30, 1999 amounted to $0.86 ($0.99 excluding unusual items) compared to $1.18 for the nine months ended September 30, 1998.

Unusual Items

  During September 1999, Hurricanes Floyd and Dennis and two tropical storms resulted in the cancellation of 5.5 percent of Midway's scheduled flights, pushing aircraft utilization down, reducing revenue, and resulting in passenger reaccommodation costs.

  During the nine months ended September 30, 1999 the Company incurred $2.0 million in equipment retirement charges related to the retirement of three aircraft, one of which left the fleet in March, one in May and one in June.

  Additionally, during the first six months of 1999 the Company incurred added cost and reduced revenue due to a shortage of pilots driven by a tripling of the normal pilot attrition rate and pilot absenteeism due to illness during that period. Attrition, which was up due to increased hiring by the major carriers, and the increased absence from sick calls had the effect of forcing the cancellation of one aircraft's worth of capacity throughout the six months ended June 30, 1999. Increased hiring and a reduction in pilot attrition have since reduced the pilot shortage.

Capacity. In the nine months ended September 30, 1999, the Company produced 1,133 million ASMs, a decrease of 17.8 million or 1.5% over the nine months ended September 30, 1998. The decrease in ASM production is attributable to a 1.9% shorter average stage length (to 470 miles) and 22.2% fewer seats per departure (to 70 seats) partially offset by 27.4% more departures (to 32,978). These changes resulted from the change in the Company's fleet, (decreasing the number of 98-seat F100s to eight during the nine months ended September 30, 1999, the 148-seat A320 being out of service for two months in the first quarter and being removed from service in May and returned at the expiration of its lease in June, 1999, and an increase in the number of 50-seat CRJs to 16), the pilot shortage noted above, the hurricanes, and a schedule realignment initiated in February 1999.

     ----------------------------------------------------------------------------
     Aircraft                                    As of  September 30,
     ----------------------------------------------------------------------------
                                             1999                   1998
     ----------------------------------------------------------------------------
     F100 (98 seats)                          8                      12
     ----------------------------------------------------------------------------
     A320 (148 seats)                         0                       1
     ----------------------------------------------------------------------------
     CRJ (50 seats)                          16                       7
     ----------------------------------------------------------------------------

Operating Revenues. The Company's operating revenues increased 2.8% to $160.0 million for the nine months ended September 30, 1999 from $155.7 million for the nine months ended September 30, 1998. Passenger revenue increased 3.4% due to a 4.4% increase in passenger yield (revenue per RPM) to 21.1 cents partially offset by a 1.0% decrease in revenue passenger miles to 742.5 million. Passenger revenue per ASM increased 5.0% to 13.8 cents per ASM due to the 4.4% increase in yield combined with a 0.4 percentage point increase in load factor to 65.6%. Cargo revenue decreased due to less mail being carried partially offset by more cargo being carried, while contract and other revenue decreased due to a reduction in charter operations, partially offset by ground handling services provided to other airlines in the nine months ended September 30, 1999.

Operating Expenses. The Company's operating expenses increased 6.8% to $144.9 million for the nine months ended September 30, 1999 from $135.7 million for the nine months ended September 30, 1998. Total expenses increased primarily due to increases in wages, salaries and related costs, depreciation and amortization, other miscellaneous operating expenses, and equipment retirement charges, partially offset by a reduction in fuel cost per gallon, lower commission expense, and lower maintenance expense. Operating expense per ASM increased 8.3% to 12.79 cents from 11.80 cents. This increase is attributable to an increase in depreciation and amortization expense related to the ownership of five CRJs and the parts for the fleet, equipment retirement charges, and an increase in other expenses and the reduction in ASM production year over year.

                                                                Nine months ended September 30,
                                                           1999                              1998
                                                           ----                              ----
                                            Percent of Total  Cost per ASM     Percent of Total   Cost per ASM
                                                Expenses        (cents)           Expenses          (cents)
                                                --------        -------           --------          -------
 Wages, salaries and related costs                19.4%           2.51              17.2%             2.05
 Aircraft fuel                                    10.0            1.30              10.7              1.28
 Aircraft and engine rentals                      15.2            1.97              16.1              1.92
 Commissions                                       7.2            0.93               8.3              0.99
 Maintenance, materials and repairs                6.7            0.87               8.8              1.04
 Other rentals and landing fees                    5.0            0.65               5.3              0.63
 Depreciation and amortization                     3.6            0.47               3.1              0.37
 Other                                            30.2            3.91              29.5              3.52
                                                 -----           -----             -----            ------
     Sub-total operating expenses before
         equipment retirement charges             97.3           12.61              99.0             11.80


 Equipment retirement charges                      1.4            0.18                --                --
                                                 -----           -----             -----             -----

Total operating expenses                          98.7           12.79              99.0             11.80

Other expenses                                     1.3            0.16               1.0              0.12
                                                 -----           -----             -----             -----

Total expenses                                   100.0%          12.95             100.0%            11.92
                                                 =====           =====             =====             =====

  Wages, salaries and related costs increased $4.8 million or 20.5% to $28.4 million for the nine months ended September 30, 1999 from $23.6 million for the nine months ended September 30, 1998. The increase is attributable to increased staffing associated with the addition of the CRJs and the increased number of stations and flights, increased wages per employee, partially offset by a decreased profit sharing expense in the nine months ended September 30, 1999 related to the Company's Bonus Plan implemented in 1998. Wages, salaries and related cost per ASM increased 0.46 cents or 22.4% to 2.51 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

  Aircraft fuel expense remained stable at $14.7 million for the nine months ended September 30, 1999. Aircraft fuel expense per ASM increased 1.6% to 1.30 cents from 1.28 cents.

  Aircraft and engine rental expense increased 1.2% to $22.4 million for the nine months ended September 30, 1999 from $22.1 million for the nine months ended September 30, 1998. The increase resulted from the change in the fleet mix year over year (see Capacity). Aircraft engine rentals expense per ASM increased 2.6% to 1.97 cents from 1.92 cents.

  Commission expense decreased 7.3% to $10.5 million for the nine months ended September 30 1999 from $11.4 million for the nine months ended September 30, 1998. This was due to a reduction in the commission rate paid and a decrease of travel agency revenues as a percent of passenger revenue to 64.1% from 66.5%, partially offset by the 3.4% increase in passenger revenues. Commissions expense per ASM decreased 6.1% to 0.93 cents from 0.99 cents, primarily driven by the reduction in the commission rate paid and the decrease in agency revenues.

  Maintenance, materials and repairs expense decreased 18.3% to $9.8 million for the nine months ended September 30, 1999 from $12.0 million for the nine months ended September 30, 1998. The expense decrease is largely attributable to the new maintenance contracts on most of the Company's F100 aircraft, and the retirement of 4 Fokker F100 and one A320 aircraft and lower maintenance costs for the new CRJ fleet, offset somewhat by the 25.7% increase in block hours. Maintenance, materials and repairs expense per ASM decreased 16.4% to 0.87 cents from 1.04 cents.

  Other rentals and landing fees expense increased 2.8% to $7.4 million for the nine months ended September 30, 1999 from $7.2 million for the nine months ended September 30, 1998. The expense increase is attributable primarily to 27.4% more departures and facility rentals in newly opened stations and the new headquarters facility in Morrisville, North Carolina, partially offset by lower landing fee rates at the Company's hub, the shift in the fleet mix, resulting in 230% more CRJ landings and 33% fewer landings by the larger Fokker and Airbus aircraft. Other rentals and landing fees expense per ASM increased 3.2% to 0.65 cents from 0.63 cents.

  Depreciation and amortization expense increased 23.4% to $5.3 million for the nine months ended September 30, 1999 from $4.3 million for the nine months ended September 30, 1998. Depreciation and amortization expense per ASM increased 27.0% to 0.47 cents from 0.37 cents in the nine months ended September 30, 1998. The increase is attributable to the acquisition of five owned CRJs and related spare parts.

  Other operating expense increased 9.6% to $44.3 million for the nine months ended September 30, 1999 from $40.4 million for the nine months ended September 30, 1998. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense and insurance. The expense increase is attributable to the 27.4% increase in departures and the 0.8% increase in passengers, partially offset by savings in insurance, marketing and administrative expenses. Other operating expense per ASM increased 11.1% to
3.91 cents from 3.52 cents.

Liquidity and Capital Resources

Liquidity
---------

  The Company's working capital decreased during the nine months ended September 30, 1999 compared to the year ended December 31, 1998. As of September 30, 1999, the Company had cash, restricted cash, and short-term investments of $33.9 million and working capital deficit of $5.9 million compared to $58.2 million and $32.9 million respectively as of December 31, 1998. The decrease in working capital is due primarily to the net increase in aircraft purchase deposits of $27.6 million and the increase in advanced ticket sales of $9.5 million. During the nine months ended September 30, 1999, cash, restricted cash and short-term investments decreased $24.3 million, reflecting net cash provided by operating activities of $18.9 million (net of changes in restricted cash), net cash used in investing activities of $38.6 million (net of purchases and sales of short term investments), and net cash used in financing activities of $4.6 million. During the nine months ended September 30, 1999, net cash provided by operating activities was primarily due to net income and advance ticket sales partially offset by the increase in aircraft lease deposits and other; net cash used in investing activities was due to net payments of equipment purchase deposits and purchases of equipment and property; and net cash used in financing activities reflects repayment of long-term debt and capital lease obligations.

Capital Resources
-----------------

The Company's aircraft purchase obligations amount to approximately $565 million. The Company's remaining pre-delivery deposit obligations amount to approximately $34 million. The Company's anticipated near-term, non-aircraft capital expenditures amount to approximately $20 million. Together, these obligations exceed the Company's internal capital resources and accordingly, the Company will be required to obtain capital from external sources. A substantial portion of the required external capital has been committed to the Company by the aircraft and engine manufacturers, subject to satisfaction of certain conditions. The Company is diligently pursuing financing for the remaining unfunded obligations although no assurances can be given that such financing will be available on a timely basis. To the extent financing can not be obtained timely, the Company's liquidity and capital resources will be adversely affected.


Capital Expenditures
--------------------

  The Company's cash outflows for capital expenditures in the nine months ended September 30, 1999 and 1998 were $10.9 million and $6.0 million, respectively, excluding financed purchases.

  The Company has in place firm orders to purchase 10 additional newly manufactured CRJ-200ER Canadair Regional Jet aircraft, all of which are scheduled to be delivered by December 2001. Midway also has options to acquire up to 14 additional CRJs. The Company has ordered two General Electric CF34-3B1 spare engines to support the operation of its CRJ aircraft.

  The Company has placed firm orders to purchase 15 Boeing 737-700 aircraft, and has leased two additional Boeing 737-700s. Deliveries of the two leased Boeing 737-700 aircraft are scheduled for December 1999 and January 2000, and delivery for the other 15 Boeing 737-700 aircraft are scheduled to begin in September 2000 and end in October 2002. The Company has options to acquire 10 additional Boeing 737-700s. The Company intends to purchase four CFM 56-7B spare engines to support the operation of its Boeing 737-700 aircraft.

  The Company's fixed costs will increase significantly with the induction of the new CRJs and the 737-700s. Based on the current interest rate environment, the Company estimates that its fixed charges will increase by approximately $9.2 million over the next twelve months as a result of the financing of the aircraft to be delivered during that time. However, depending upon the financing method ultimately chosen, the Company's balance sheet liabilities may or may not increase.

Year 2000

State of Readiness

  The Company's Year 2000 Project was designed to ensure that the Company's computer systems and embedded operating systems will function properly beyond 1999. The Project involved five phases: Inventory, Assessment, Remediation, Testing and Contingency Planning.

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

  The Company has completed the Assessment Phase which first began with a detailed review of these six critical functions and the applicable systems used by the Company or its vendors in performing these functions. This review has concluded and the results were as follows:

     . With respect to its aircraft, the Company has received assurances and warranties that the embedded technology in such aircraft and parts will process date data correctly in the Year 2000. The manufacturers and suppliers of these aircraft and parts have provided the Company with regular updates of their investigation and testing of the component systems for Year 2000 compliance. To date, the information provided by these sources has not identified any aircraft or parts in the Company's projected Year 2000 fleet which are not now Year 2000 compliant.

     . With respect to its yield management systems and its computer reservation system, each of these systems is operated and maintained by American Airlines, Inc. and/or its affiliate, SABRE Group Holdings, Inc. The SABRE Group Holdings, Inc. has stated that the computer reservation system is now Year 2000 compliant, with only testing of minor sub-systems remaining to be completed. The Company's computer reservation system has, in fact, begun taking reservations for travel in the Year 2000. The SABRE Group has also stated that substantially all of its core systems are either completed or in the final testing phases of its Year 2000 Project.

     . With respect to its telephone systems, the Company has installed and is using a new phone switch and related systems/equipment in its headquarters and reservations center. The phone switch and related systems/equipment have been warranted as Year 2000 compliant by the seller, a leading communications technology company.

     . With respect to the systems used in the transmission and reconciliation of credit card sales, the Company is reliant upon the systems of the credit card companies, the systems used by these companies to transact business with their customers' banks and the systems used by the Company's revenue accounting vendor. The Company has received written assurances from its revenue accounting vendor that its systems are Year 2000 compliant and that it successfully completed Year 2000 testing in September 1998. The Company has reviewed information made available by the credit card companies (such as MasterCard and American Express) and these companies have stated that card members should not experience any problems using cards with expiration dates of the Year 2000 or beyond.

     . With respect to its primary maintenance control and planning system, the Company had previously determined that this system was not Year 2000 compliant. The Company and its third party consultants have completed remediation and testing of this system and it is currently being used to tracking maintenance tasks in the Year 2000. The Company has developed a contingency plan to utilize in the event that the current system fails to be Year 2000 compliant. With respect to its crew qualification and tracking systems, the vendor has warranted the systems are Year 2000 compliant when operated on an appropriate platform. The Company has been using these systems on its current platform and the systems are properly recording Year 2000 events.

     . With respect to the Company's aircraft dispatch and related air traffic control systems, the Company is largely dependent upon the systems operated by certain governmental entities such as the FAA that provide the aviation industry with critical information and reports. The Company is reviewing and will continue to review the Year 2000 information and readiness reports issued by these entities. The FAA asserts that its systems are Y2K compliant, although the Company has no independent method to verify this assertion.

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

  During the Inventory Phase, the Company also identified a number of other Company functions which require the use of computer systems for operation, but which are not business-critical. These functions include the preparation of financial books and records, the scheduling of crew and aircraft, the processing of payroll and similar functions. The Company has completed its Year 2000 remediation efforts with respect to these systems.

  The Company's System-Testing Phase has been completed and the Company has verified successful testing of third party systems, or has otherwise completed testing with respect to its business-critical functions. With respect to third party computer systems which support other functions, the Company has limited or no ability to independently test the systems of third parties which support these operations and must rely on testing completed and reported by these third parties. To the extent possible, testing of the systems which support these operations will be completed in a timely manner.

  Although the Contingency Planning Phase of the Company's Year 2000 Project has concluded in a number of select areas, it has not yet been fully completed. The Company believes that most of its business-critical and other functions can be performed manually or without aid of computer systems (such as scheduling of crew and aircraft and revenue collection processes), but that the performance of these functions will obviously be materially impacted should certain systems fail to operate past 1999. To the extent reasonably possible, the Company intends to develop contingency plans to ensure continued operations in the event certain systems fail to operate after 1999.

  The Company has completed the Remediation and Testing Phases, and intends to complete the Contingency Planning phase and believes it is prepared, to the fullest extent possible, for the Year 2000 cut-over.

  Separately, the Federal Aviation Authority Year 2000 Program Office required the Company to supply the agency with materials related its Year 2000 Project. The FAA year 2000 Program Office has reviewed these materials, with additional information from the FAA Flights Standards Service organization, and informed the Company that it has been assigned a category 1 rating for Year 2000 readiness.

A category 1 definition is:

    "Most available information regarding this airline indicates that a comprehensive and thorough program to attempt to identify and correct potential aviation-related Y2K problems has been implemented. While there is no guarantee that Y2K-related problems will not occur, the probability of numerous, lengthy or severe Y2K-related disruptions of airline operation is anticipated to be low. This statement is based primarily upon self-reported information not subject to independent Department of Transportation verification."

Costs of Compliance:
--------------------

  The total costs of the Company's Year 2000 Project were immaterial and were funded from available cash balances. To date, the Company has incurred less than $100,000 in connection with the Project, all of which has been expensed as incurred. The cost of the Company's Year 2000 Project is limited by the substantial outsourcing of its systems, the relative youth of the Company and its operating systems and the purchase of new technology.

Risks of Non-Compliance:
------------------------

  The Company believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, there can be no assurance that the systems of third parties on which the Company's business relies (including those of its customers, its vendors or the FAA) will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. To the extent reasonably possible, the Company will continue developing and executing contingency plans designed to allow continued operation in the event of the failure of the systems of the Company or certain third parties. These contingency plans have not yet been fully established.

Forward-Looking Statements
--------------------------

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

  Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements include the following:

 . The ability to generate sufficient cash flows to support capital expansion plans and general operating activities.

 . Change in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws.

 . Fluctuations in the cost and availability of materials, fuel, equipment and labor, including the continued availability of landing slots at New York/LaGuardia and Washington Reagan airports.

 .  The ability to achieve earnings forecasts, which are based on projected
   Traffic and fares in the different markets the Company serves, some of which are more profitable than others.

 .  Interest rate fluctuations and other capital market conditions.

 . The reliance on a limited number of markets and the ability to enter and develop new markets.

 . The effectiveness and availability of resources to support advertising, marketing, and promotional programs.

 . The impact of increased competition in the Raleigh-Durham market on fares, traffic, new market opportunities and related matters.

 .  The uncertainties of litigation and/or administrative proceedings.

 . Adverse weather conditions, which could affect the Company's ability to operate.

 .  The Company's significant dependence on the Raleigh Durham market.

 .  Control by existing stockholders, and the proposal to acquire the Company.

 . The Company's indebtedness (including capital and operating lease obligations).

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

  The Company has been named as a defendent (along with the members of its Board of Directors and Messrs. Goodnight and Sall) in a class action complaint filed on November 8, 1999 in Delaware State Chancery Court. The complaint was filed in response to the merger proposed made by Messrs. Goodnight and Sall and alleges that the consideration is unfair and inadequate and that the proposal serves no legitimate business purpose, among other things. The Company will review the matter with counsel and defend the claims brought against the Company.

  The Company is otherwise a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's financial position or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk:

The Company's financial results and cash flows are subject to fluctuation due to changes in interest rates primarily from its investment of available cash balances in highly rated institutions. Current policies do not allow it to use interest rate derivative instruments to manage exposure to interest rate changes. The Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None

ITEM 5.  Other Information.

On November 8, 1999, the Company announced that it had received a merger proposal from two shareholders, Dr. James H. Goodnight and Mr. John P. Sall. (See Notes to Financial Statements, Subsequent Events).

On November 11, 1999, Howard Wolf, a senior partner at Fulbright and Jaworski resigned his position as a member of Midway's Board of Directors.

ITEM 6.  Exhibits and Reports on Form 8-K

         a.)  Reports on Form 8-K

              None

         b.)  Exhibits

10.1* Participation Agreement [N583ML] dated as of August 10, 1999 among Midway Airlines Corporation as Lessee, Polaris Holding Company as Owner Participant, First Union Trust Company, National Association not in its individual capacity (except otherwise expressly set forth herein) but solely as Owner Trustee, Allfirst Bank as Indenture Trustee, and Canadian Regional Aircraft Finance Transaction No. 1 Limited, as Loan Participant. Midway Airlines Corporation is a party to two additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.2* Trust Agreement [N583ML] dated as of August 10, 1999 between Polaris Holding Company as Owner Participant and First Union Trust Company, National Association as Owner Trustee. There are two additional Trust Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.3* Trust Indenture and Security Agreement [N583ML] dated as of August 10, 1999 between First Union Trust Company, National Association as Owner Trustee and Allfirst Bank as Indenture Trustee. There are two additional Trust Indenture and Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.4* Indenture Supplement [N583ML] dated as of August 16, 1999 of First Union Trust Company, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee. There are two additional Indenture Supplements which are substantially identical in all material respects except as indicated on the exhibit.

10.5*+ Lease Agreement [N583ML] dated as of August 10, 1999 between First Union Trust Company, National Association as Owner Trustee and Lessor and Midway Airlines Corporation as Lessee. Midway Airlines Corporation is a party to two additional Lease Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.6* Lease Supplement No.1 [N583ML] dated as of August 10, 1999 between First Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee except as otherwise provided therein, the Lessor and Midway Airlines Corporation, as Lessee. Midway Airlines Corporation is a party to two additional Lease Supplements No.1 which are substantially identical in all material respects except as indicated on the exhibit.

10.7* Purchase Agreement Assignment and Aircraft Manufacturer's Consent [N583ML] dated as of August 10, 1999 between Midway Airlines Corporation as Assignor and First Union Trust Company, National Association as Assignee. Midway Airlines Corporation is a party to two additional Purchase Agreement Assignment and Aircraft Manufacturer's Consents which are substantially identical in all material respects except as indicated on the exhibit.

10.8* Engine Warranty Assignment and Engine Manufacturer's Consent [N583ML] dated as of August 10, 1999 between Midway Airlines Corporation, First Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee and General Electric Company. Midway Airlines Corporation is a party to two additional Engine Warranty Assignment and Engine Manufacturer's Consents which are substantially identical in all material respects except as indicated on the exhibit.

10.9+ General Terms Agreement No. 6-13593 dated as of June 11, 1999 by and between CFM International, Inc. and Midway Airlines Corporation.

10.10 Aircraft Lease Common Terms Agreement dated as of September 10, 1999 between General Electric Capital Corporation and Midway Airlines Corporation.

10.11+ Aircraft Lease Agreement (serial no. 28613) dated as of September 10, 1999 between General Electric Capital Corporation, as Lessor, and Midway Airlines Corporation, as Lessee.

10.12+ Aircraft Lease Agreement (serial no. 30051) dated as of September 10, 1999 between General Electric Capital Corporation, as Lessor, and Midway Airlines Corporation, as Lessee.

27        Financial Data Schedule

*    Exhibits containing differences filed herewith

+ Portions have been omitted pursuant to a request for confidential treatment. The confidential portions have been seperately filed with the securities and Exchange Commission.


SIGNATURES
----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Midway Airlines Corporation
                                   Registrant

November 15, 1999                       By /s/ STEVEN WESTBERG
                                   Steven Westberg
                                   Sr. Vice President and CFO