Form 10-K
period 1999-12-31
MIDWAY AIRLINES CORP
filed 2000-03-30
CIK 946323

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

                          2801 SLATER ROAD, SUITE 200
                       MORRISVILLE, NORTH CAROLINA 27560
                   (Address of principal executive offices)
                                  (Zip Code)
                                 919-595-6000
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None


          Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, par
                         value $0.01
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ____X___  No ________

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Aggregate approximate market value of voting stock held by non-affiliates as of March 21, 2000 (based on the closing sale price for such shares as reported by NASDAQ): $28.9 MILLION

As of March 21, 2000 there were 8,613,595 shares of Common Stock, $.01 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated                                     Part of Form 10-K
---------------------                                     -----------------

Proxy Statement for 2000 Annual Meeting of Shareholders   Part III, Items 10-13

                          MIDWAY AIRLINES CORPORATION
                                   FORM 10-K

For the year ended December 31, 1999

TABLE OF CONTENTS                                                   Page #
 PART I

 Item 1.  Business

 Item 2.  Properties

 Item 3.  Legal Proceedings

 Item 4.  Submission of Matters to a Vote of Security Holders

 PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

 Item 6.  Selected Financial Data

 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 Item 8.  Financial Statements and Supplementary Data   F-1

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

 Item 12. Security Ownership of Certain Beneficial Owners and Management

 Item 13. Certain Relationships and Related Transactions

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS

 SIGNATURES

 EXHIBIT INDEX


PART I

Item 1.   Business

Midway Airlines Corporation ("Midway" or the "Company") was incorporated under the laws of the State of Delaware in 1983 as Jet Express Inc. and renamed Midway Airlines Corporation in November 1993 in connection with its commencement of jet operations. The Company is an all jet aircraft operator serving 21 destinations in 13 states and the District of Columbia from its hub at Raleigh-Durham International Airport ("RDU") in North Carolina, where it currently carries more passengers and operates more flights than any other airline. The Company organizes its business to attract and retain business travelers by providing frequent non-stop service from RDU to major business destinations, maintaining a high level of service and offering American Airlines Inc. ("American") AAdvantage(R) frequent flyer miles.

As of March 27, 2000, the Company operates one of the youngest all jet fleets in the United States with eight 98-seat Fokker F-100s ("F100s"), 20 50-seat Canadair Regional Jets ("CRJs") and two 128-seat Boeing 737-700s ("737s"). The Company has firm orders for six additional CRJs to be delivered by December 2001 and fifteen 737s to be delivered by October 2002. The additional aircraft will be utilized to replace some or all of the F100s, to serve existing Midway destinations with greater frequency, and to enter new routes, providing Midway's customers with more non-stop jet destinations. The Company has options to acquire 14 additional CRJs and 10 additional 737 aircraft. On February 29, 2000, the Company exercised its option to terminate four F100 leases prior to their scheduled termination dates. The Company will return these four aircraft in the first half of 2001 at a pre-tax cost of $2.1 million per aircraft.

RDU has been the Company's base of operations since March 1995, when it relocated from Chicago following American's reduction in service in the Raleigh-Durham market. RDU offers modern facilities with room for the Company to grow. The Company leases 19 of the 26 gates at one of RDU's two terminals, Terminal C. The remaining seven gates in Terminal C are used or controlled by American. Substantially all of the gates at RDU's other terminal are occupied.

The Company supplements its service pattern and supports its hub at RDU with feeder service provided through a code share agreement with Corporate Flight Management, Inc. d/b/a Corporate Airlines ("Corporate Airlines"). Corporate Airlines began providing code share services using Midway's code in May 1997, and now provides these services to seven cities using turboprop aircraft. The Company's agreement with Corporate Airlines is scheduled to run through March 2005 and covers eight aircraft.

The Company maintains a significant relationship with American. Part of this relationship includes contractual arrangements with American that allow Midway to offer AAdvantage(R) miles to, and accept AAirpass(R) tickets, American first class upgrades and AAdvantage(R) reward travel from its passengers. Midway also contracts with American for other services, including yield management and ground handling.

In 1997, the Company completed both a Recapitalization (the "Recapitalization") and an initial public offering. The Recapitalization resulted in expense reductions in aircraft rent, facility rentals, and other expenses. In December 1997, the Company completed an initial public offering of its common stock at $15.50 per share. Of the 4,830,000 shares of common stock sold, 2,699,320 shares were sold by the Company and the remaining 2,130,680 shares were sold by selling stockholders. Proceeds to the Company, net of underwriters' discount and offering expenses, were approximately $37.7 million.

OPERATING STRATEGY

The principal elements of the Company's operating strategy are:

 .    ATTRACT HIGH-YIELDING LOCAL BUSINESS TRAVELERS. Based on 1999 data, the
     Company's yields were higher than the yields of many other jet operators. To attract high-yielding passengers, the Company has designed its operations to serve the needs of business travelers flying to and from Raleigh-Durham. The Company has developed relationships with major corporations located in the Raleigh-Durham area, and offers these business travelers frequent non-stop jet service, as well as an attractive, high quality in-flight product and AAdvantage(R) frequent flyer miles. The Company believes this focus on the needs of business travelers has produced a loyal customer base and a higher percentage of business travelers than other carriers.

 .    MAINTAIN HIGH QUALITY OPERATIONS. Because the Company's business customers require consistent, dependable performance, Midway is committed to meeting the highest operational standards. The Company believes its completion factor and on-time performance levels are higher than those of the major carriers. The Company achieved these performance measures by (i) operating one of the youngest all jet fleets in the United States, with an average age of 2.3 years as of March 27, 2000, (ii) maintaining spare aircraft to ensure a high completion factor, and (iii) using high quality maintenance providers such as affiliates of Bombardier Inc. and Rolls-Royce.

 .    PROVIDE QUALITY CUSTOMER SERVICE. The Company seeks to generate a high degree of loyalty and customer preference by providing high quality in-flight amenities and customer service. The Company emphasizes customer service from reservation to destination and offers tangible amenities such as greater leg room, leather seating, hot towel and mint service, gourmet coffee, quality snacks, and a quiet, modern all-jet fleet.

 .    CONTINUE TO REDUCE OPERATING COSTS. Because of its focus on business travelers and premium service, its small aircraft and its relatively short average stage length, the Company operates with yields and a cost per available seat mile that are higher than industry averages. The Company is committed to maintaining a competitive cost structure and continuously seeks cost reduction opportunities. In addition to the cost savings resulting from the Recapitalization, the Company has entered into new maintenance contracts, reduced dependence on third-party vendors for reservation call handling, reduced the cost of credit card processing, reduced certain insurance costs, lowered its average commission expenses, and implemented an automated voice-response flight information system. The Company further expects that its unit costs will be reduced with the introduction of the 737s into its fleet. The Company believes that the 737s have approximately the same cost per trip as the F100s they replace, but, with approximately 30 more seats per departure, they have 30% lower unit costs than the F100s.

GROWTH STRATEGY

The Company continues to believe that RDU remains relatively under-served with respect to non-stop flights. The Company also believes that its RDU hub can serve as a convenient connecting point for East Coast leisure and some business travelers. To address these needs and to better serve its core business customers, since December 1997, the Company has placed in service a net of 17 additional aircraft and has orders for 21 more aircraft.

The principal elements of the Company's growth strategy are:

 .    INCREASE FREQUENCIES TO CURRENT MARKETS. The Company's market share and route profitability are greatest on routes where it offers the same or higher frequency and better timing of flights compared to its competitors. The Company's core customers are business travelers who generally pay higher fares and select an airline primarily based on convenience of schedule. Introduction of the CRJs and 737s has enabled the Company to increase frequency and offer more convenient scheduling to current markets, while selectively increasing capacity in markets. With the delivery of the CRJs and 737s, the Company has increased its scheduled flights from typically three flights per day per market to typically five flights per day per market.

 .    INCREASE NUMBER OF MARKETS SERVED. The Company has identified a number of additional new market opportunities that it believes can support non-stop service from Raleigh-Durham. In addition, the Company believes that existing demand on a number of routes currently served with 19-seat turboprop aircraft by Midway's code sharing commuter partner, Corporate Airlines, can support 50-seat CRJ service. The Company believes that some customers have a strong preference for jet service, and will pay a premium or choose a connecting flight to avoid flying on turboprop aircraft. The Company has introduced CRJ jet service in several of these markets. Since the introduction of CRJs in late 1997, jet service has been initiated to Charleston, South Carolina; Columbus, Ohio; Indianapolis, Indiana; Jacksonville,Florida; Myrtle Beach, South Carolina; New Orleans,
     Louisiana; Louisville, Kentucky; Rochester, New York; and Wilmington, North Carolina. In some markets, the jet service supplements turboprop service.

 .    MAXIMIZE CONNECTING OPPORTUNITIES. The Company's growth at its RDU hub has resulted in, and will continue to result in, the addition of new markets and an increase of frequencies in current markets. As the hub expands and the Company's average seats per departure grows, the Company believes it can attract a larger share of passengers connecting over RDU.

Opening new markets requires the commitment of a substantial amount of resources, both before the new services commence and throughout the early phases of the new operation. There can be no assurance that the Company will be able to identify and successfully establish new markets.

RALEIGH-DURHAM MARKET

The Company believes that it is well positioned to benefit from the rapidly expanding Raleigh-Durham area. Raleigh-Durham's metropolitan population is approximately 1.4 million.

The Company currently carries more passengers and operates more flights at RDU than any other airline. Air travel at RDU has grown by an average of 11% per year from 1995 to 1999, compared to 5% for the United States as a whole. The Company believes that the area's growing business community offers opportunities for the Company's expansion at RDU with regional jets and the larger 737s. The Company's growth has focused and will likely continue to focus on adding flights to and from its Raleigh-Durham base of operations. Because all of Midway's current flights have Raleigh-Durham as the origin or destination, it remains highly dependent upon the Raleigh-Durham market. Thus a reduction in the Company's share of the Raleigh-Durham market, reduced fares, or reduced passenger traffic to or from Raleigh-Durham could have a material adverse effect on the Company's financial condition and results of operations. In addition, Midway's dependence on a single hub and on a route network operating largely on the East Coast makes the Company more susceptible to adverse weather conditions along the East Coast than some of its competitors that may be better able to spread weather-related risks over larger route systems.

SERVICES

ROUTES AND SCHEDULE

The Company currently provides non-stop service from RDU to the following 21 cities: Atlanta, Georgia; Boston, Massachusetts; Charleston, South Carolina; Columbus, Ohio; Ft. Lauderdale, Florida; Hartford, Connecticut; Indianapolis, Indiana; Jacksonville, Florida; Louisville, Kentucky; Myrtle Beach, South Carolina; Newark, New Jersey; New Orleans, Louisiana; New York/LaGuardia, New York; Orlando, Florida; Philadelphia, Pennsylvania; Rochester, New York; Stewart/Newburgh, New York; Tampa, Florida; Washington, D.C.; West Palm Beach, Florida; and Wilmington, North Carolina. The Company believes that business travelers select an airline primarily based on convenience of schedule, with a strong preference for frequent, non-stop service. Midway believes that three flights per day is the minimum service pattern necessary to successfully serve its core business customers, and therefore currently offers between three and six flights per business day in most of its jet markets. The introduction of the CRJs has allowed the Company to increase frequency in several markets without necessarily increasing overall capacity in these markets. The introduction of the 737s has allowed the Company to increase frequency and capacity in several markets at peak times of travel, maximizing the Company's revenue at times of high demand.

The Company's commuter partner, Corporate Airlines, provides non-stop turboprop aircraft service to the following seven cities from RDU: Charleston, Columbia, Greenville-Spartanburg, and Myrtle Beach, South Carolina; New Bern and Wilmington, North Carolina; and Norfolk, Virginia.

HIGH QUALITY CUSTOMER SERVICE

The Company has consistently promoted, and been recognized by its customers for quality customer service that distinguishes Midway from other airlines. Midway believes it has attained its superior level of customer service through the efforts of its professional and personable employees and the provision of amenities such as greater leg room, leather seating, gourmet coffee, quality snacks, and a quiet, modern all jet fleet. Although the Company is not required by regulation to report on-time statistics and baggage delivery performance, it consistently ranks high relative to the nation's ten largest airlines that do report these statistics to the U.S Department of Transportation ("DOT"). For example, for the 12 months ended December 31, 1999, using DOT statistics and statistics compiled from its own reports, Midway's on-time performance and baggage delivery performance ranked among the best in the industry.

MAINTENANCE AND SUPPORT

The Company is dedicated to providing the highest level of maintenance quality and reliability. The Company's emphasis on high quality maintenance is evidenced by its experienced maintenance management, extensive and recurrent mechanic training and selection of high quality maintenance providers. The Company performs all low level checks (below "C" Check) and non-routine maintenance at RDU or at a maintenance facility in Orlando, Florida. Major inspections and overhauls of the airframes and engines are conducted by contract vendors whose work and procedures are closely monitored by Midway maintenance management personnel. The principal contract vendors currently engaged by the Company to perform major inspections of the airframe and to perform engine overhauls include affiliates of Bombardier Inc. and Rolls-Royce.

Eight of Midway's current 30 aircraft are Fokker F100s. Fokker Aircraft B.V., a Dutch corporation, has ceased operations. As a result, the Fokker F100 is no longer being manufactured. Further, the Company's cost to maintain F100 aircraft generally exceeds the cost of similar aircraft that are presently in production. Vendors and suppliers of key parts are generally fewer in number and their products more expensive, and engineering is not as readily available.

SALES AND MARKETING

PRICING AND YIELD MANAGEMENT

The Company's strategy is designed to result in premium yields. The Company believes its efforts to identify favorable markets and provide premium non-stop service enables it to generate a high degree of loyalty among its passengers and to attract a large percentage of business travelers on its flights. Pursuant to an agreement, American provides yield management services to the Company. The services have enabled the Company to significantly enhance its ability to maximize revenues. The Company's contract for the services currently extends through August 2001, and may be extended thereafter at market terms.

DISTRIBUTION

Midway sells approximately 65% of its tickets through travel agents. Travel agents receive commissions from airlines based on the price of the tickets they sell. In 1995, many airlines began limiting or capping the amount of commissions they would pay to agents for certain higher priced tickets. In October 1999, several major carriers lowered their base commission rate from 8% to 5%. The Company announced on February 25, 2000 that it would restructure its travel agency commission rate to a 5% base with no cap.

Midway pays additional commissions, referred to as "overrides", to some travel agents in connection with special revenue programs. The Company believes these override programs result in incremental revenue to the Company. Special distribution services offered by the Company include Midway's full-time staffing of the "Carolina Desk" within its sales department to answer travel agent questions or otherwise attend to the needs of these and other important customers. The Company believes that the combination of higher available commissions, the development of relationships between these travel agents and senior management, and the devotion of resources to meet the needs of these agencies has resulted in strong support of Midway by travel agencies.

CORPORATE RELATIONSHIPS

The Company believes that it receives a substantial share of travel from the local Raleigh-Durham business community on the routes that it serves. The Company believes that this success is in part a result of its significant efforts to meet the demands of its core business customers, its established relationships with many local, national and international corporations in the Raleigh-Durham area, and the support it receives as the "hometown" airline. Discounts are offered to a limited number of corporations in exchange for a premium share of their travel. Employees of some of these corporations may also be offered discounts for leisure weekend travel on flights that would otherwise operate with empty seats. This program, called "Midway Weekend Madness", has helped build loyalty in the Raleigh-Durham market. Midway sales agents visit customers on a regular basis to solicit their input and to answer questions. Each sales manager is supported by a help desk staffed full time by employees trained to meet these customers' needs.

AMERICAN RELATIONSHIP

The Company maintains a significant relationship with American. Part of this relationship includes contractual arrangements with American that allow Midway to participate in the AAdvantage(R) frequent flyer program and accept AAirpass(R) tickets and American first class upgrades from its passengers. Midway leases from American the RDU facility and purchases a number of important services, including yield management and ground handling.

American may terminate Midway's participation in the AAdvantage(R) program under several circumstances, including (i) the Company's commencement of a new frequent flyer program or its participation in another frequent flyer program,
(ii) any person or group becoming the owner of 20% or more of the Company's outstanding voting securities or any "Disqualified Investor" becoming the owner of 10% or more of the Company's outstanding voting securities, (iii) the making of a significant acquisition by the Company or (iv) the Company entering into any marketing-oriented collaborative agreement with another airline which American reasonably believes would likely materially adversely affect American's interests or objectives under any of its or its affiliates' agreements with the Company. A "Disqualified Investor" is defined as (i) any other airline or airline-related services company, (ii) any person or entity offering a frequent traveler program or (iii) any person or entity that American believes would likely, by virtue of its affiliation with the Company, materially adversely affect American's interests or objectives under any of its or its affiliates' agreements with the Company. In addition, American may terminate the Company's lease of the RDU facility and one other service agreement that the Company has with American if any person or group acquires 30% or more of the Company's voting securities. Finally, if the Company pays any dividends or makes any other cash or asset distribution to its stockholders without American's consent at any time prior to the Company's payment in full of a certain promissory note to American, then American may terminate the RDU facility lease, the Company's right to offer AAdvantage(R) frequent flyer benefits, the Company's license of the yield management system and one other service agreement.

FREQUENT FLYER PROGRAM

Midway has been a partner in American's AAdvantage(R) frequent flyer program since March 1995. Upon its arrival at RDU, Midway's participation in this program quickly facilitated its access to a large and loyal group of AAdvantage(R) members in the Raleigh-Durham area and along the East Coast. For payment of a per-mile fee, the Company is able to offer its passengers the ability to obtain award mileage on most current flights (other than those to and from Columbus, Ohio; Indianapolis, Indiana; and Louisville, Kentucky). AAdvantage(R) award certificates can be redeemed for travel on Midway, American or other AAdvantage(R) partners. Midway's contract with American extends through April 30, 2001, and gives the Company the ability to offer AAdvantage(R) miles on several additional routes, though the Company may add new routes without having the ability to offer AAdvantage(R) miles. The ability to offer AAdvantage(R) miles on additional routes and the extension of the term of the agreement are the subject of ongoing discussions between the Company and American. The Company believes its participation in the AAdvantage(R) program gives it access to a flexible and extremely powerful marketing tool. However, due to the potential limitations of the agreement (including the number of additional markets and the term of the agreement), the Company may in the future choose or be obligated to develop its own frequent flyer program or participate in an alternate program.

MARKETING

The Company markets its services through listings in global distribution systems and the Official Airline Guide; through advertising and promotions in newspapers, magazines, billboards and radio; and through direct contact with travel agencies, corporate travel departments, wholesalers and consolidators. The Company maintains a nationwide toll-free telephone number for use by passengers to make reservations and purchase tickets and has sales representatives assigned to all regions where Midway operates. The service mark "Feel Like Flying Again" was adopted in 1995 when the Company began RDU operations to communicate a level of service that is reminiscent of flying when airlines generally provided higher quality service than is perceived today.

SEASONALITY

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

During January 2000, due to severe weather, the Company effectively lost five business days of operations which will have an material impact on the first quarter 2000 results.

EMPLOYEES AND LABOR RELATIONS

As of December 31, 1999, the Company had the number of full time equivalent employees in the categories listed below:


          Flight Operations                      328
          Inflight                               198
          Passenger Services                     390
          Maintenance                             81
          Reservations & Marketing               212
          Accounting & Finance                    31
          Administrative                          63
                                               -----
          Total                                1,303
                                               =====

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

The Company's pilots, fleet service (ramp) agents, and flight attendants are represented by labor unions. The pilots' representative, the Air Line Pilots Association ("ALPA"), was elected in December 1997, the ramp employees' representative, International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), was elected in June 1998, and the flight attendants' representative, the Association of Flight Attendants, AFL-CIO ("AFA") was elected in December 1998. Prior to those dates, none of the Company's employees were represented by a union. The Company's pilots recently ratified a collective bargaining agreement with the Company which will become effective on April 1, 2000. With respect to the fleet service employees, a contract proposal was agreed upon by the IAM and the Company, and such agreement was submitted to the employees for ratification on October 28, 1999; it was rejected. The IAM filed an application for mediation with the National Mediation Board ("NMB") on November 3, 1999, and the NMB appointed a mediator on November 8, 1999. In February 2000, with the assistance of an NMB-appointed mediator, the Company reached agreement with the IAM and members of the fleet service agent negotiating committee on a collective bargaining agreement. The agreement was then submitted to the fleet service agents for ratification. On March 20, 2000, the company was informally advised that the fleet service agents voted not to approve the agreement. The Company believes that a request for further mediation will be made in this matter, but it has not yet received any information from either the IAM or the NMB in this respect. Negotiations with the AFA have not yet concluded.

The Company believes its management and employees have a good relationship. Management, including the Company's President and Chief Executive Officer, meet with pilots, flight attendants, customer service agents, and other employees on a periodic basis to discuss Company objectives as well as more specific labor related issues such as scheduling, compensation, and work rules. Management believes it has addressed concerns in a timely and responsive manner.

GOVERNMENT REGULATION

GENERAL

The Company is subject to the jurisdiction of and regulation by the DOT, the Federal Aviation Administration ("FAA") and certain other governmental agencies. The DOT principally regulates economic issues affecting air service such as air carrier certification and fitness, insurance, authorization of proposed scheduled and charter operations, consumer protection and competitive practices. In 1993, the Company was granted a Certificate of Public Convenience and Necessity pursuant to Section 401 of the Federal Aviation Act authorizing it to engage in air transportation. The DOT has authority to investigate and institute proceedings to enforce its economic regulations and may in certain circumstances assess civil penalties, revoke operating authority and seek criminal sanctions.

The FAA primarily regulates flight operations, in particular matters affecting air safety, such as airworthiness requirements for aircraft, and pilot and flight attendant certification. The FAA requires each carrier to obtain an operating certificate and operations specifications authorizing the carrier to operate to specific airports using specified equipment. All of the Company's aircraft must have and maintain certificates of airworthiness issued by the FAA. The Company holds an FAA air carrier operating certificate under Part 121 of the Federal Aviation Regulations. The FAA has the authority to modify, suspend temporarily or revoke permanently the authority of the Company or its licensed personnel, after notice and a hearing, for failure to comply with regulations promulgated by the FAA, and to assess civil penalties for such failures.

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

SLOTS

The FAA's regulations currently limit the availability of, and permit the buying, selling, trading, and leasing of, certain airline slots at Chicago's O'Hare, New York's LaGuardia and Kennedy International, and Ronald Reagan Washington National airports. A slot is an authorization to take off or land at the designated airport within a specified time window.

The Company leases seven of its ten slots at New York's LaGuardia Airport and ten of its twelve slots at Ronald Reagan Washington National Airport from other airlines. The lease for two of the Company's slots at New York's LaGuardia Airport is scheduled to expire in May 2000 and it may not be renewed. The Company's inability to operate flights during these two slot times could have an adverse impact on its financial results. However, the DOT has the authority to grant slot exemptions to airlines if certain conditions are met. The Company has filed an application for nine slot exemptions at LaGuardia Airport which, if granted, would allow the Company to add a sixth round trip in the market and to terminate its practice of leasing slots at LaGuardia Airport from other airlines. The Company believes that the DOT will issue its findings on the Company's application in April 2000. The leases for the remaining five leased slots at LaGuardia Airport and the six leased slots at Ronald Reagan Washington
National Airport are scheduled to expire April 1, 2001.   The lease for the
remaining four leased slots at Ronald Reagan Washington National Airport expires in October 2000. The Company believes it will be able to renew these leases on terms which will be acceptable to the Company.

The DOT's slot regulations require the use of each slot at least 80% of the time, measured on a bimonthly basis. Failure to meet this utilization threshold without a waiver from the DOT, which is granted only under exceptional circumstances, subjects the slot to recall by the DOT. In addition, the slot regulations provide that slots may be withdrawn by the DOT at any time without compensation to the carrier holding or operating the slot to meet the DOT's operational needs, such as providing slots for international carriers or essential air transportation.


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

FUEL

The cost of fuel is a significant operating expense, constituting approximately 12.6%, 10.5% and 11.2% of total expenses for the years ended December 31, 1997, 1998, and 1999, respectively. The Company's fuel costs increased approximately 115% for the quarter ending March 31, 2000, from the quarter ending March 31, 1999. This increase in the cost of fuel will adversely impact the Company's results of operations in 2000 compared to 1999. Historically, jet fuel costs have been subject to wide price fluctuations. Jet fuel availability is also subject to periods of market surplus and shortage. Because of the effect of such events on price and availability of oil, the cost and future availability of jet fuel cannot be predicted with any degree of certainty.

The Company's fuel requirements are met by approximately a dozen different suppliers. The Company contracts with these suppliers as fuel is needed, and the terms vary as to price and quantity. The Company has not entered into any agreement that fixes the price of fuel over any period of time.

COMPETITION

The airline industry is highly competitive and the Company competes with other air carriers either directly or indirectly on all of its routes. Nearly all of these carriers have greater financial resources than the Company, and most of them have lower unit costs than the Company. Furthermore, the introduction of service or discounted fares by a major U.S. airline or one of its low cost affiliates in markets served by the Company could have an adverse impact upon its business, financial condition and results of operation. Since late 1997, the Company has experienced, and likely will continue to experience, increased competition in the Raleigh-Durham market.

In 1999, both Southwest Airlines and MetroJet, the low-fare division of US Airways, initiated service at RDU. Southwest began service to five cities from RDU with 12 daily flights and will, by April 2000, operate service to six cities with 16 daily flights. Although MetroJet announced plans to serve six cities from RDU with 17 daily flights, the Company anticipates that MetroJet will have withdrawn all of its services from RDU by the end of the second quarter of 2000.

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

In November 1999, Dr. Goodnight and Mr. Sall submitted to the Company a proposal to merge the Company with a company owned by Mssrs. Goodnight and Sall. In the merger proposal, all of the shares of the Company not owned by Messrs. Goodnight and Sall would have been exchanged for cash at $8.00 per share. A Special Committee comprised of independent members of the Board of Directors was appointed to review the proposal. In December 1999, the Company announced that the Special Committee and Messrs. Goodnight and Sall were unable to reach an agreement with respect to the value of the Company's common stock, and that the merger proposal had been withdrawn by Messrs. Goodnight and Sall.

In March 2000, the Company entered into a commitment letter relating to a $30 million revolving loan (the "Credit Facility") to be provided by Reedy Creek Investments, L.L.C., an entity which is wholly owned by Messrs. Goodnight and Sall.

Proceeds from the Credit Facility will be used to fund the payment of certain pre-aircraft delivery deposit obligations, for capital expenditures and for general working capital purposes. Outstanding loans made under the Credit Facility, if any, will be prepaid and the remaining available loan commitment will be reduced on pre-aircraft delivery to not more than $10 million on the earlier of September 30, 2000 and the date on which the Company completes the rights offering of securities described below.

Pursuant to the Credit Facility commitment letter, the Company is obligated to undertake a rights offering of securities on the following terms:

        . a right ("Right") to purchase a share of common stock in the Company will be issued to each holder of common stock in the Company on a share for share basis. The Rights will be issued to holders of common stock on the date which is 10 days after the filing of the registration statement covering such Rights (the "Record Date"). The Record Date may be postponed pending the effectiveness of the registration statement covering such Rights. The Rights will be issued immediately following the effectiveness of the registration statement covering such Rights (the "Issuance Date").

        . each Right shall entitle the holder thereof to purchase one share of common stock in the Company for $5.20 per common share (the "Subscription Price").

        . Rights to purchase shares of common stock in the Company will not be listed on NASDAQ or any other exchange and will not be transferable or assignable.

        .  Rights will be exercisable for 30 days from the Issuance Date.

        . Messrs. Goodnight and Sall have each agreed to exercise their respective Rights.

        . Messrs. Goodnight and Sall have also each agreed to purchase, and all other holders of common stock on the Record Date who have timely exercised all of their Rights will also have the right to purchase at the Subscription Price, such shares of common stock subject to Rights issued on the Issuance Date which have not been timely exercised multiplied by their percentage ownership interests in the Company's common stock on the Record Date.

Item 2. Properties

FLIGHT EQUIPMENT

As of March 27, 2000, Midway operates a fleet of eight F100s, twenty CRJs and two 737s, with an average age of 2.3 years. The F100s are configured with eight first class seats and 90 coach seats, the CRJs are configured with 50 single class coach seats, and the 737s are configured with eight first class seats and 120 coach seats. All of the aircraft meet Stage 3 noise requirements imposed by federal law. The Company believes that its young all-jet fleet gives it a significant advantage in attracting and retaining business travelers and improves its reliability statistics. However, the limited number of aircraft operated by the Company involves financial risks not present for larger carriers that are able to spread their operating costs over more equipment and routes. The age of the Company's fleet and those aircraft owned and leased, at March 30, 2000, was as follows:

                 OWNED      LEASED      TOTAL      AVERAGE AGE

     737s           --           2          2      0.2 years
     CRJs            5          15         20      1.1 years
     F100s          --           8          8      5.7 years

The Company has firm orders for six additional newly manufactured CRJ aircraft, all of which are scheduled to be delivered by December 2001. The Company also has options to acquire up to 14 additional CRJs with delivery dates for the first seven of these aircraft extending over a one year period beginning in 2002. The Company has firm orders to purchase fifteen additional 737 aircraft with deliveries scheduled to begin in September 2000 and end in October 2002, however, this delivery schedule could be impacted by a recently ended strike of The Boeing Company's engineers. The Company has options to acquire 10 additional 737 aircraft. To support its operations, the Company acquired two spare Rolls Royce Tay 650-15 engines in 1998 for the F100 fleet, and two General Electric CF34-3B1 spare engines to support the CRJ fleet. The Company intends to acquire up to four CFM 56-7B spare engines to support the operation of the 737-700 fleet.

The mix of Midway's fleet between 98-seat F100s, 50-seat CRJs, and 128-seat 737s should allow the Company to meet expected passenger volumes while maintaining a competitive cost structure, and should enhance the Company's ability to more efficiently match its aircraft to its route network requirements.

The Company currently leases eight F100s. In December 1999, the Company settled a pending lawsuit with the lessor of four F100 aircraft previously operated by the Company. As a result of this settlement, the Company recorded a pre-tax charge of approximately $700,000 during the fourth quarter of 1999 and obtained an option to terminate leases on four other F100s. On February 29, 2000, the Company exercised this option to terminate the leases on these four F100s prior to their scheduled expirations in 2003 and 2004, resulting in a revised scheduled return date of these aircraft in the first half of 2001. The Company is required to pay the lessor $2,125,000 upon the termination of each of these four leases. In addition, the Company is required to perform certain maintenance tasks on these aircraft prior to their return.

Pursuant to a March 1995 purchase agreement, Midway is obligated to purchase four Airbus A320 aircraft with deliveries in 2005 and 2006. To support the operation of the four A320 aircraft, the Company also agreed to purchase one IAE V2527-A5 spare engine scheduled for delivery in November 2005 from International Aero Engines AG ("IAE"). The purchase of the A320s and the associated spare engine no longer fit with the Company's current strategy. The Company is considering several alternatives with respect to the A320s, including restructuring its agreement with Airbus or selling its positions.

FACILITIES

Of the 26 gates at the newer of RDU's two terminals, Terminal C, the Company currently leases 19 gates through February 2013. The Company's corporate headquarters and reservations facility are located in Morrisville, NC, where it leases approximately 32,000 square feet of space. The Morrisville facility lease expires in 2008. The Company also occupies space in Orlando, Florida, where it performs aircraft maintenance.

At most airports other than RDU, Midway obtains the use of gates as part of third party ground handling contracts.

The Company currently has a sufficient number of leased gates and other airport facilities, but operations of the Company may be constrained at certain airports by insufficient availability of gates on attractive terms or other factors.

Item 3. Legal Proceedings

In August 1998, the Compliance and Enforcement Branch of the Drug Abatement Division of the Federal Aviation Administration ("FAA") conducted an inspection of the Company's compliance with certain regulations related to its alcohol and drug testing programs. In September 1998, the FAA notified the Company that it was investigating alleged violations discovered during the August 1998 inspection. The Company responded to these alleged violations in October 1998. In May 1999, the FAA requested that the Company provide the FAA with an update of certain matters raised during the investigation. The Company promptly provided this information to the FAA. The Company is unable to determine whether the FAA's investigation will result in the finding of violations of these regulations and, if so, whether the FAA will pursue an assessment as a result of any such findings or what the amount of any such assessment might be.

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

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The outcome of these matters cannot be predicted, but it is management's belief that whatever the outcome, the results will not, either individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

The Company's common stock is traded on The Nasdaq Stock Market under the symbol "MDWY". Trading began in December 1997 upon the completion of Midway's initial public offering of common stock, and the following table sets forth the reported high and low closing sale prices of the common stock for the periods indicated:

1998                         High           Low
----                         ----           ---

First Quarter              $21.750        $16.125
Second Quarter              21.063         17.750
Third Quarter               21.750          9.875
Fourth Quarter              14.875          9.688

1999                         High           Low
----                         ----           ---

First Quarter              $17.125        $11.000
Second Quarter              12.625          9.000
Third Quarter                9.875          6.125
Fourth Quarter               7.375          6.125


As of March 21, 2000, there were 8,613,595 shares outstanding and approximately 5,150 beneficial shareholders of record.

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


                                                                                        Year ended
                                                                                        December 31,

                                                                  1995        1996(1)       1997(1)       1998(1)        1999
                                                                  ----        -------       -------       -------        ----

                                                                        (dollars in thousands except per share amounts)
Statement of Operations Data:
Operating revenues:
   Passenger                                                    $118,568      $173,541      $179,000      $205,566    $213,018
   Other                                                           4,034         6,493         7,275         5,873       4,928
                                                                --------      --------      --------      --------    --------

     Total operating revenues                                    122,602       180,034       186,275       211,439     217,946
Operating expenses:
   Wages, salaries and related costs                              19,874        24,619        25,757        31,822      38,875
   Aircraft fuel                                                  16,782        27,300        21,499        19,623      22,738
   Aircraft and engine rentals                                    30,889        34,113        30,495        29,927      31,429
   Commissions                                                     9,382        13,728        13,978        15,071      14,229
   Maintenance, materials and repairs                             13,551        17,930        17,006        17,103      13,388
   Other rentals and landing fees                                 11,924        12,711         9,812         9,646      10,098
   Depreciation and amortization                                   2,056         1,346         1,999         6,162       7,938
   Other operating expenses                                       43,769        54,603        49,862        53,541      59,773
   Restructuring (2)                                               6,004             -             -             -           -
   Impairment of long-lived assets (3)                                 -        16,941             -             -           -
   Equipment retirement charges (4)                                    -             -             -         2,413       2,765
   Recapitalization (5)                                                -             -           750             -           -
                                                                --------      --------      --------      --------    --------
     Total operating expenses                                    154,231       203,291       171,158       185,308     201,233
                                                                --------      --------      --------      --------    --------

Operating income (loss)                                          (31,629)      (23,257)       15,117        26,131      16,713

Interest income (expense), net                                      (413)       (1,841)          114        (1,972)     (1,621)
Other income (expense)                                              (222)          834             -             -           -
                                                                --------      --------      --------      --------    --------
Total other income (expense)                                        (635)       (1,007)          114        (1,972)     (1,621)
                                                                --------      --------      --------      --------    --------

Income (loss) before income taxes and extraordinary gain         (32,264)      (24,264)       15,231        24,159      15,092
Income tax expense                                                     -             -         6,306         9,178       5,736
Income (loss) before extraordinary gain                          (32,264)      (24,264)        8,925        14,981       9,356
Extraordinary gain (6)                                                 -             -        15,969             -           -
                                                                --------      --------      --------      --------    --------

Net income (loss)                                                (32,264)      (24,264)       24,894        14,981       9,356
Preferred dividends                                               (1,440)            -             -             -           -
                                                                --------      --------      --------      --------    --------

Net income (loss) available for common stockholders             $(33,704)     $(24,264)     $ 24,894      $ 14,981    $  9,356
                                                                ========      ========      ========      ========    ========
Per Share Amounts (7):
   Basic earnings per share:
    Income before extraordinary gain                                                        $   1.47      $   1.75    $   1.09
    Extraordinary gain                                                                          2.64             -           -
                                                                                               -----         -----       -----
    Net income                                                                              $   4.11      $   1.75    $   1.09
                                                                                               =====         =====       =====

  Weighted average shares used in computing basic
    earnings per share                                                                     6,059,051     8,574,972   8,602,395
                                                                                           =========     =========   =========

  Diluted earnings per share:
    Income before extraordinary gain                                                       $    1.24     $    1.54    $   0.98
    Extraordinary gain                                                                          2.22             -           -
                                                                                           ---------     ---------    --------
    Net income                                                                             $    3.46     $    1.54    $   0.98
                                                                                           =========     =========    ========

  Weighted average shares used in computing
    diluted earnings per share                                                             7,193,794     9,731,527   9,507,175
                                                                                           =========     =========   =========
Other Financial Data:
Cash flows provided by (used in):
   Operating activities                                           $ (805)       $5,784       $10,283       $22,257     $21,979
   Investing activities                                           (6,876)       (2,614)      (25,219)       (9,681)    (51,345)
   Financing activities                                            3,571         4,836        58,640       (18,349)      7,981


                                                                                           Year ended December 31,
                                                                                           -----------------------

                                                                         1995        1996 (1)       1997         1998       1999
                                                                         ----        --------       ----         ----       ----
Selected Operating Statistics (8):
Available seat miles (000s)                                           1,387,921    1,758,560    1,387,864    1,544,945    1,565,781
Revenue passenger miles (000s)                                          692,681      998,959      875,752    1,008,567    1,031,583
Load factor                                                                49.9%        56.8%        63.1%        65.3%        65.9%
Break-even load factor (9)                                                 60.8%        59.2%        57.5%        56.8%        60.4%
Departures                                                               24,403       29,192       26,898       35,990       46,751
Block hours                                                              38,933       48,682       42,867       55,783       71,705
Passenger revenue per ASM (cents)                                          8.54         9.87        12.90        13.31        13.60
Yield (cents)                                                             17.12        17.37        20.44        20.38        20.65
Average fare                                                         $       89   $       99   $      108   $      103   $      103
Operating Cost per available seat mile (cents) (10)                       10.68        10.60        12.28        11.84        12.68
Onboard passengers                                                    1,338,438    1,742,957    1,660,140    1,995,117    2,063,192
Average seats per departure                                                 108          104          101           88           68
Average stage length (miles)                                                532          571          524          475          471
Aircraft (average during period)                                           11.0         13.7         13.0         18.1         22.8
Aircraft utilization (hours per day)                                        9.9          9.8          9.0          8.4          8.6
Fuel price per gallon (cents)                                              69.0         80.6         73.4         57.3         61.7


                                                                                             as of December 31,
                                                                                             ------------------

                                                                           1995       1996         1997          1998          1999
                                                                           ----       ----         ----          ----          ----
                                                                                               (dollars in thousands)
Balance Sheet Data
Cash, cash equivalents, restricted cash and short-term investments   $    2,799   $   12,805   $   58,071   $   58,248   $   38,564
Working capital                                                         (41,117)     (42,198)      20,826       32,880        4,414
Equipment and property, net                                               9,258        6,669       46,574      103,007      120,405
Equipment purchase deposits, net                                          7,749        1,846       17,133       18,103       61,824
Total assets                                                             56,010       38,384      139,810      203,581      256,689
Long-term debt and capital lease obligations (net of current
 maturities)                                                              7,307       11,704       39,187       78,764      103,349
Stockholders' equity                                                    (18,385)     (40,569)      48,486       70,463       83,136

(1) The Company reclassified certain balances to reflect classifications in 1997, 1998 and 1999 financial statements.

(2) The Company recorded restructuring charges in 1995 of $6.0 million related to the return of four A320 aircraft and other related one-time charges.

(3) The Company recorded an impairment loss of $16.9 million from certain long-lived assets, primarily intangible assets, that were determined by Company management to be impaired in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

(4) The Company recorded equipment retirement charges related to the return of four Fokker and one Airbus aircraft to their lessors. (See Note 2 of Notes to Financial Statements)

(5) The Company recorded a one-time charge of $0.75 million in 1997 related to the Recapitalization. (See Note 12 of Notes to Financial Statements)

(6) Extraordinary gain consists of one-time gains recognized in connection with the Recapitalization. (See Note 12 of Notes to Financial Statements)

(7) Since the Company was recapitalized in February 1997 and all prior capital stock was canceled at that time, per share amounts prior to 1997 are not meaningful and thus are not presented.

(8) For definitions of the airline operating terms used in this table, see "Glossary" below.

(9) "Break-even load factor" as represented above excludes restructuring, impairment of long-lived assets, equipment retirement charges and recapitalization expenses divided by the product of available seat miles and yield. Had restructuring, impairment of long-lived assets, equipment retirement charges and recapitalization expenses been included for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 the break-even load factor would have been 63.3%, 64.6%, 57.8%, 57.6% and 61.2%, respectively.

(10) "Operating cost per available seat mile" as represented above equals total operating costs less restructuring, impairment of long-lived assets, equipment retirement charges and recapitalization expenses, divided by available seat miles. Had restructuring, impairment of long-lived assets, equipment retirement charges and recapitalization expenses been included for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 cost per available seat mile would have been
11.11 cents, 11.56 cents, 12.33 cents, and 11.99 cents and 12.85 cents, respectively.

Glossary

Certain terms included in this document have the meanings indicated below:

Aircraft (average during period)       The average number of aircraft operated
                                       during the period.

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

Departure                              A scheduled aircraft flight.

Fuel price per gallon                  The average price per gallon of jet fuel
                                       for the fleet (excluding into plane fees)

Load factor                            RPMs divided by ASMs.

Onboard passengers                     The number of revenue passengers carried.

Revenue passenger miles (RPMs)         The number of miles flown by revenue
                                       passengers.

Passenger revenue per available
seat mile (PRASM)                      Passenger revenues divided by ASMs.

Yield The average scheduled passenger fare paid for each mile a scheduled revenue passenger is carried.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL DATA INCLUDED ELSEWHERE IN THIS REPORT.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

OVERVIEW

Results of Operations

For the year ended December 31, 1999 the Company's net income was $9.4 million. Excluding the unusual items discussed below, net income was $11.0 million, down 33% from the net income of $16.5 million for the year ended December 31, 1998. Excluding the unusual items, operating income declined 32% in 1999 to $19.5 million from $28.5 million in 1998. Revenue for 1999 was up 3% over 1998 to $217.9 million. Excluding the unusual items, the Company's operating margin decreased to 8.9% in 1999 from 13.5% in 1998. Earnings per diluted share for the year ended December 31, 1999 amounted to $0.98 ($1.16 excluding unusual items) compared to $1.54 ($1.69 excluding unusual items) for the year ended December 31, 1998.

Unusual Items

Year Ended December 31, 1999

 .    $2.8 million ($1.7 million after taxes) equipment retirement charge related to the retirement of three aircraft during the first half of 1999 and $0.7 million ($0.4 million after taxes) related to settlement of litigation with an aircraft lessor.

Year Ended December 31, 1998

 .    $2.4 million ($1.5 million after taxes) equipment retirement charge related to the retirement of five aircraft, two of which were returned at the end of their lease terms in 1998 and three of which were returned at the end of their lease terms in the first half of 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Capacity. In 1999, the Company produced 1.566 billion ASMs, an increase of 20.8 million or 1.3% from 1998. The increase in ASM production was attributable to 29.9% more departures (to 46,751), offset somewhat by a 0.8% shorter average stage length (to 471 miles) and 22.7% fewer seats per departure (to 68 seats). These changes resulted from the change in the Company's fleet (see below) and changes in schedules and routes during the year.

                               As of December 31,
          Aircraft             1999          1998
          --------             ----          ----
      F100 (98 seats)            8            10
      A320 (148 seats)           0             1
      CRJ (50 seats)            18            10
      Boeing (128 seats)         1             0
                                --            --
                                27            21

Operating Revenues. The Company's operating revenues increased 3.1% to $217.9 million for the year ended December 31, 1999 from $211.4 million for the year ended December 31, 1998. The increase is attributable to a 3.4% increase in the number of passengers boarded to 2.063 million from 1.995 million with a stable average fare. Passenger revenue per ASM increased 2.2% to 13.6 cents per ASM due to a 0.6 percentage point increase in load factor to 65.9% and a 1.3% increase in passenger yield (revenue per RPM) to 20.7 cents. Cargo revenue decreased 9.9% to $1.9 million for the year ended December 31, 1999 from $2.1 million for the year ended December 31, 1998. The decrease is due to a 36% decrease in mail partially offset by a 16.5% increase in non-mail cargo carried during 1999. Other revenue decreased 19.6% to $3.0 million for the year ended December 31, 1999 from $3.8 million for the year ended December 31, 1998, due primarily to the decrease in charters, an increase in revenue shared from the revenue sharing agreement with the Company's commuter affiliate, and decreases in other miscellaneous revenues.

Operating Expenses. The Company's operating expenses increased 8.6% to $201.2 million for the year ended December 31, 1999 from $185.3 million for the year ended December 31, 1998. Total expenses increased primarily due to increases in number of employees, wages, fuel, depreciation expense, and the recording of $2.8 million of equipment retirement charges in 1999 partially offset by reduction in maintenance costs and commissions in 1999. Total operating expense per ASM increased 7.1% to 12.85 cents from 12.00 cents. Excluding the one-time equipment retirement charges in 1999 and 1998, operating expense per ASM increased 7.1% to 12.68 cents from
11.84 cents. This increase is attributable to higher fuel prices, increases in wages and salaries and related costs, and depreciation and amortization expenses.

                                                     Year Ended December 31,
                                                     -----------------------

                                               1998                           1999
                                               ----                           ----
                                    Percent of     Cost per        Percent of      Cost per
                                  Total Expenses  ASM (cents)    Total Expenses   ASM (Cents)
                                  --------------  -----------    --------------   -----------

Wages, salaries and related costs      17.0%         2.06              19.1%         2.48
Aircraft fuel                          10.5          1.27              11.2          1.45
Aircraft and engine rentals            16.0          1.94              15.5          2.01
Commissions                             8.0          0.98               7.0          0.91
Maintenance, materials and repairs      9.1          1.11               6.6          0.86
Other rentals and landing fees          5.1          0.62               5.0          0.64
Depreciation and amortization           3.3          0.40               3.9          0.51
Other operating expenses               28.6          3.46              29.5          3.82
                                       -----         ----             -----         -----
Sub-total operating expenses before
 equipment retirement charge           97.6         11.84              97.8         12.68
                                       -----         ----             -----         -----

Equipment retirement charges            1.3          0.16               1.4          0.18

Total operating expenses               98.9         12.00              99.2         12.86
                                      -----         -----             -----         -----

Other (income) expenses                 1.1          0.13               0.8          0.10
                                      -----          ----             -----         -----

Total expenses                        100.0%        12.13             100.0%        12.96
                                      =====         =====             =====         =====

Wages, salaries and related costs increased $7.1 million or 22.2% to $38.9 million for the year ended December 31, 1999 from $31.8 million for the year ended December 31, 1998. The increase is attributable to increased staffing associated with the addition of new aircraft throughout the year, annual wage increases for all personnel and general hiring to fill specific needs within the Company throughout 1999 and 1998. Included in the 1999 expense are discretionary bonuses amounting to $1.2 million versus $2.4 million in 1998. Wages, salaries and related cost per ASM increased 0.42 cents or 20.4% to 2.48 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

Aircraft fuel expense increased 15.9% to $22.7 million for the year ended December 31, 1999 from $19.6 million for the year ended December 31, 1998. The increase was due to a 7.7% increase in the average fuel price per gallon to 61.7 cents from 57.3 cents, and a 6.2% increase in gallons of fuel consumed due to the increased number of flights, partially offset by a shift to more fuel efficient aircraft. Aircraft fuel expense per ASM increased 14.2% to 1.45 cents because of the fuel price increase and the 4.8% increase in fuel consumed due to the changes in the Company's fleet mix.

Aircraft and engine rental expense increased 5.0% to $31.4 million for the year ended December 31, 1999 from $29.9 million for the year ended December 31, 1998. The increase in expense is attributable to the rent expense on additional leased CRJs and a partial month of rent for the 737-700, offset by return of four F-100s in late 1998 and the first half of 1999, the return of the A320 in 1999, and the reduced use of leased spare engines. Aircraft and engine rentals expense per ASM increased 3.6% to 2.01 cents from 1.94 cents. The increase in cost per ASM primarily resulted from the increase in the number of leased CRJ aircraft in 1999, partially offset by the return of the four F100 and one A320 aircraft in late 1998 and the first half of 1999.

Commission expense decreased 5.6% to $14.2 million for the year ended December 31, 1999 from $15.1 million for the year ended December 31, 1998. This was due to an 8.9% reduction in average commission paid partially offset by the 3.6% increase in passenger revenues. Commission expense per ASM decreased 7.2% to
0.91 cents from 0.98 cents, primarily driven by the reduction in commission rate paid and the decrease of travel agency revenues as a percent of passenger revenue, partially offset by the 2.2% increase in passenger revenue per ASM.

Maintenance, materials and repairs expense decreased 21.7% to $13.4 million for the year ended December 31, 1999 from $17.1 million in the year ended December 31, 1998. The expense decrease is largely attributable to the return of the five leased aircraft partially offset by the 28.5% increase in block hours flown by new, lower maintenance CRJs. Maintenance, materials and repairs expense per ASM decreased 22.6% to 0.86 cents from 1.11 cents.

Other rentals and landing fees expense increased 4.7% to $10.1 million for the year ended December 31, 1999 from $9.6 million for the year ended December 31, 1998. Other rentals and landing fees expense per ASM increased 3.2% to 0.64 cents from 0.62 cents, due to increased rents at certain facilities and a 3.2% increase in landing weight partially offset by a 17.4% decline in landing fee rates at RDU.

Depreciation and amortization expense increased 28.8% to $7.9 million for the year ended December 31, 1999 from $6.2 million for the year ended December 31, 1998. Depreciation and amortization expense per ASM increased 27.5% to 0.51 cents from 0.40 cents in the year ended December 31, 1998. During 1999 the Company increased its investment in fixed assets by 19.8%.

Acquisitions included an engine for the CRJ fleet, parts for the 737-700 fleet, F100 fleet, and CRJ fleet, ground service equipment, computer equipment, and the new corporate headquarters.

Other operating expense increased 11.6% to $59.8 million for the year ended December 31, 1999 from $53.5 million for the year ended December 31, 1998.
Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense and insurance. The increase in expense is attributable to the 29.9% increase in departures and 3.4% increase in passengers, partially offset by savings in insurance and efficiencies created by growth. Other operating expense per ASM increased 10.4% to 3.82 cents from 3.46 cents in 1998.

Interest income decreased $1.1 million to $2.2 million for the year ending December 31, 1999 due to lower average cash balances due to predelivery deposits for the CRJ and Boeing fleets. Interest expense decreased $1.5 million to $3.8 million due to the offset of interest expense by the capitalized interest on aircraft deposits. Interest expense per ASM for year ending December 31, 1999 was 0.10 cents compared to interest expense per ASM of 0.13 cents in the comparable prior period.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

OVERVIEW

Results of Operations

For the year ended December 31, 1998 the Company's net income was $15.0 million. Excluding the unusual items discussed below, net income was $16.5 million, up 75% from the net income of $9.4 million for the year ended December 31, 1997. Operating income, excluding the unusual items, rose 80% in 1998 to $28.5 million from $15.9 million in 1997. Revenue for 1998 was up 14% over 1997 to $211.4 million. Excluding the equipment retirement and special recapitalization charges, the Company's operating margin increased to 13.5% in 1998 from 8.5% in 1997. Earnings per diluted share for the year ended December 31, 1998 amounted to $1.54 ($1.69 excluding unusual items) compared to $3.46 ($1.34 excluding unusual items) for the year ended December 31, 1997.

Unusual Items

Year Ended December 31, 1998

 .    $2.4 million ($1.5 million after taxes) equipment retirement charge related to the retirement of five aircraft, two of which left the fleet in 1998.

Year Ended December 31, 1997

 .    Extraordinary gain of $16.0 million and a special recapitalization charge of $0.75 million ($0.45 million after taxes), both related to the February 1997 recapitalization of the Company.

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

Operating Revenues. The Company's operating revenues increased 13.5% to $211.4 million for the year ended December 31, 1998 from $186.3 million for the year ended December 31, 1997. The increase is attributable to a 20.2% increase in the number of passengers boarded to 1.995 million from 1.660 million offset by a 4.6% decrease in average fare paid to $103 from $108. Passenger revenue per ASM increased 3.2% to 13.3 cents per ASM due to a 2.2 percentage point increase in load factor to 65.3% partially offset by a 0.3% decrease in yield (revenue per RPM) to 20.4 cents. Cargo revenue increased 9.5% to $2.1 million for the year ended December 31, 1998 from $1.9 million for the year ended December 31, 1997. The increase is due to increased mail and other cargo carried during 1998. Other revenue decreased 29.7% to $3.8 million for the year ended December 31, 1998 from $5.3 million for the year ended December 31, 1997, due primarily to the revenue sharing agreement with the Company's commuter affiliate.

Operating Expenses. The Company's operating expenses increased 8.3% to $185.3 million for the year ended December 31, 1998 from $171.2 million for the year ended December 31, 1997. Total expenses increased primarily due to increases in number of employees, wages, commissions, depreciation expense, ground handling, and the recording of $2.4 million of equipment retirement charges in 1998 partially offset by reduction in fuel prices in 1998 and the absence of the special recapitalization charge which was reflected in 1997. Total operating expense per ASM decreased 2.8% to 12.00 cents from 12.34 cents. Excluding the one-time charges for the Recapitalization in 1997 and the equipment retirement charges in 1998, operating expense per ASM decreased 3.7% to 11.84 cents from 12.29 cents. This decrease is attributable to the reduction in fuel prices and the spreading of the Company's fixed costs over the larger, more cost-efficient ASM base discussed above in "Capacity", offset by increases in wages and salaries and related costs, including profit sharing, and depreciation expenses.

                                                                              Year Ended December 31,
                                                                              -----------------------

                                                                      1997                              1998
                                                                      ----                              ----
                                                            Percent of       Cost per       Percent of       Cost per
                                                          Total Expenses    ASM (cents)   Total Expenses    ASM (Cents)
                                                          ---------------   -----------   ---------------   -----------

Wages, salaries and related costs                                   15.1%         1.86              17.0%         2.06
Aircraft fuel                                                       12.6          1.55              10.5          1.27
Aircraft and engine rentals                                         17.8          2.20              16.0          1.94
Commissions                                                          8.2          1.01               8.0          0.98
Maintenance, materials and repairs                                   9.9          1.23               9.1          1.11
Other rentals and landing fees                                       5.7          0.71               5.1          0.62
Depreciation and amortization                                        1.2          0.14               3.3          0.40
Other operating expenses                                            29.2          3.59              28.6          3.46
                                                                   -----         -----             -----         -----

Sub-total operating expenses before recapitalization
 charge and equipment retirement charge                             99.7         12.29              97.6         11.84
                                                                   -----         -----             -----         -----

Equipment retirement charges                                         0.0          0.00               1.3          0.16
Recapitalization charge                                              0.4          0.05               0.0          0.00
                                                                   -----         -----             -----         -----

Total operating expenses                                           100.1         12.34              98.9         12.00
                                                                   -----         -----             -----         -----

Other (income) expenses                                             (0.1)        (0.01)              1.1          0.13
                                                                   -----         -----             -----         -----

Total expenses                                                     100.0%        12.33             100.0%        12.13
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

Aircraft and engine rental expense decreased 1.9% to $29.9 million for the year ended December 31, 1998 from $30.5 million for the year ended December 31, 1997. The decrease in expense is attributable to the lower lease rates for the F100s after the Recapitalization in February 1997, the return of two F100s in late 1998, and the reduced use of leased spare engines, offset by rent expense on five new, leased CRJs. Aircraft and engine rentals expense per ASM decreased 11.8% to 1.94 cents from 2.20 cents. The decrease in cost per ASM primarily resulted from the 11.3% increase in ASMs discussed above in "Capacity", largely flown on five owned CRJs which did not incur lease expense.

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

Maintenance, materials and repairs expense increased 0.6% to $17.1 million for the year ended December 31, 1998 from $17.0 million in the year ended December 31, 1997. The expense increase is largely attributable to the 30.1% increase in block hours by the new, lower maintenance CRJs offset by reductions in Fokker maintenance rates and the disposition of two Fokkers at the end of their lease terms in 1998. Maintenance, materials and repairs expense per ASM decreased 9.8% to 1.11 cents from 1.23 cents.

Other rentals and landing fees expense decreased 1.7% to $9.6 million for the year ended December 31, 1998 from $9.8 million for the year ended December 31, 1997. Other rentals and landing fees expense per ASM decreased 12.7% to 0.62 cents from 0.71 cents, due to decreased rents at certain facilities, lower landing fees for the relatively lighter CRJ aircraft and lower landing fees at RDU, partially offset by increased landings.

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

Other operating expense increased 7.4% to $53.5 million for the year ended December 31, 1998 from $49.9 million for the year ended December 31, 1997. Other operating expenses consist primarily of facility rentals, reservations, ground handling, advertising, general and administrative expense and insurance. The increase in expense is attributable to the 33.8% increase in departures and 20.2% increase in passengers, partially offset by savings in insurance, marketing expenses and efficiencies created by growth. Other operating expense per ASM decreased 3.6% to 3.46 cents from 3.59 cents in 1997.

Interest income increased $1.6 million to $3.3 million for the year ending December 31, 1998 due to higher average cash balances throughout the year. Interest expense increased $3.6 million to $5.3 million due to the debt service on the five owned CRJs and the Fokker spare engine loans. Interest expense per ASM for the year ending December 31, 1998 was 0.13 cents compared to interest income per ASM of 0.01 cents in the comparable prior period.

In the last quarter of 1997, the Company fully reserved a receivable of $1.6 million due from a business partner. The Company made certain other adjustments in the last quarter of 1997 related to physical inventory adjustments, changes in estimates related to the special recapitalization charges and the extraordinary gain. The net increase (decrease) of the adjustments resulted in a decrease in income before extraordinary gain of $0.4 million and an increase in net income of $0.5 million.

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



                                                                 1998                                     1999
                                    ---------------------------------------------   ---------------------------------------------
(dollars in thousands)              March 31     June 30    Sept. 30     Dec. 31    March 31     June 30    Sept. 30     Dec. 31
----------------------              ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Operating revenues (000s)           $ 50,521    $ 55,708    $ 49,471    $ 55,739    $ 54,986    $ 55,551    $ 49,508    $ 57,901
Operating income (000s) (1)         $  6,566    $  9,440    $  3,962    $  8,576    $  8,248    $  8,112    $    797    $  2,321
Net income (000s)                   $  3,855    $  5,298    $  2,375    $  3,453    $  4,006    $  4,010    $    229    $  1,111
ASMs (000s)                          373,166     387,752     389,544     394,483     375,649     375,476     381,540     433,116
RPMs (000s)                          232,067     261,474     256,411     258,615     238,624     251,675     252,243     289,041
Load factor                             62.2%       67.4%       65.8%       65.6%       63.5%       67.0%       66.1%       66.7%
Break-even load factor (1)              54.0%       56.4%       61.3%       55.9%       54.8%       57.7%       65.5%       63.0%
Passenger Yield (cents)                21.15       20.73       18.78       20.93       23.04       21.61       19.08       20.65
PRASM (cents)                          13.15       13.98       12.36       13.72       14.64       14.48       12.71       13.60
CASM (cents) (1)                       11.82       12.09       11.84       12.11       12.67       12.78       12.88       12.78
Aircraft (average during period)        15.1        17.2        18.5        21.0        21.5        20.9        22.7        25.8
Net income per share, basic             0.45        0.62        0.28        0.40        0.47        0.47        0.03        0.13
Net income per share, diluted           0.39        0.54        0.24        0.36        0.42        0.42        0.02        0.12

(1)  Excludes equipment retirement charges.

During January 2000, due to severe weather, the Company effectively lost five business days of operations which will have an material impact on the first quarter 2000 results.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's working capital decreased during the year ended December 31, 1999 compared to the year ended December 31, 1998. As of December 31, 1999, the Company had cash, restricted cash, and short-term investments of $38.6 million and working capital of $4.4 million compared to $58.2 million and $32.9 million respectively as of December 31, 1998. During the year ended December 31, 1999, cash, restricted cash, and short-term investments decreased $19.7 million, reflecting net cash provided by operating activities of $23.1 million (excluding changes in restricted cash), net cash used in investing activities of $50.8 million (excluding purchases and sales of short-term investments), and net cash provided by financing activities of $8.0 million. During the year ended December 31, 1999, net cash provided by operating activities was primarily due to net income and depreciation and amortization; net cash used in investing activities was due to purchases of equipment and property and equipment purchase deposits; and net cash provided by financing activities was due to proceeds from issuance of long-term debt.

The Company's working capital increased during the year ended December 31, 1998 compared to the year ended December 31, 1997. As of December 31, 1998, the Company had cash, restricted cash, and short-term investments of $58.2 million and working capital of $32.9 million compared to $58.1 million and $20.8 million, respectively, as of December 31, 1997. During the year ended December 31, 1998, cash, restricted cash and short-term investments increased $0.2 million from December 31, 1997, reflecting net cash provided by operating activities of $29.0 million (excluding changes in restricted cash), net cash used in investing activities of $10.4 million (excluding purchases and sales of short-term investments), and net cash used in financing activities of $18.3 million. During the year ended December 31, 1998, net cash provided by operating activities was primarily due to net income; net cash used in investing activities was due to purchases of equipment and property and equipment purchase deposits; and net cash used in financing activities reflects repayment of long-term debt.

During the year ended December 31, 1997, cash, restricted cash, and short-term investments increased $45.3 million, reflecting net cash provided by operating activities of $11.1 million (net of changes in restricted cash), net cash used in investing activities of $24.5 million (excluding purchases and sales of short-term investments), and net cash provided by financing activities of $58.6 million. During the year ended December 31, 1997, net cash provided by operating activities was primarily due to net income partially offset by increases in operating assets; net cash used in investing activities was due to purchases of equipment and aircraft purchase deposits; and net cash provided by financing activities was due to the proceeds from the Recapitalization and the Initial Public Offering.

CAPITAL RESOURCES

The Company's aircraft purchase obligations amount to approximately $625 million as of December 31, 1999. The Company's remaining pre-delivery deposit obligations amount to approximately $36 million. The Company's anticipated near-term, non-aircraft capital expenditures amount to approximately $20 million. Together, these obligations exceed the Company's internal capital resources and accordingly, the Company will be required to obtain capital from external sources. A substantial portion of the required external capital has been committed to the Company by the aircraft and engine manufacturers, subject to satisfaction of certain conditions. Additionally, the Company has entered into a commitment letter relating to a $30 million revolving credit facility to be provided by an entity owned by James H. Goodnight, Ph.D. and John P. Sall. Pursuant to this commitment letter, the Company is obligated to undertake a rights offering of common stock. Messrs. Goodnight and Sall have agreed to exercise their rights to purchase shares of Common Stock in the Company and to purchase additional shares of common stock in the offering. Accordingly, the rights offering is expected to raise a minimum of approximately $32 million. The Company continues to pursue external financing for remaining unfinanced obligations and capital expenditures including aircraft purchase obligations, pre-delivery deposit obligations and anticipated capital expenditures, although no assurances can be given that such financing will be available on a timely basis. See "Control By Exiting Shareholders."

CAPITAL EXPENDITURES

The Company's cash outflows for capital expenditures in the year ended December 31, 1999 and 1998 were $23.9 million and $8.1 million, respectively, excluding financed purchases. Debt financed purchases in the year ended December 31, 1999 and 1998 were $1.5 million and $53.8 million, respectively.

As of March 27, 2000, the Company has in place firm orders to purchase six additional newly manufactured CRJ-200ER Canadair Regional Jet aircraft, all of which are scheduled to be delivered by December 2001. The Company also has options to acquire up to fourteen additional CRJs. The Company expects to arrange a combination of third party debt and leveraged lease financing, but will use available standby lease financing in the event that it is unable to arrange more attractive financing from third party sources. For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million.

The Company has placed firm orders to purchase fifteen 737 aircraft, and has leased two additional 737s. Deliveries of the two leased 737 aircraft occurred in December 1999 and January 2000, and delivery for the other fifteen 737 aircraft are scheduled to begin in September 2000 and end in October 2002. The Company has options to acquire ten additional 737s. The Company expects to arrange a combination of third party debt and leveraged lease financing, but will use available standby lease financing in the event that it is unable to arrange more attractive financing from third party sources. The Company intends to purchase up to four CFM 56-7B spare engines to support the operation of its 737 aircraft.

In August 1998, the Company completed an offering of $109,722,000 of 1998-1 Pass Through Trust Certificates. The Certificates are not direct obligations of, or guaranteed by, the Company and therefore are not included in the Company's financial statements. The cash proceeds from the sale of the Certificates enabled the Company to finance (through either leveraged leases or secured debt financings) the debt portion of eight CRJ aircraft.

OTHER FINANCING

The Company has significant lease obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from less than one year to approximately seventeen years. The Company's total rent expense for the year ended December 31, 1999 and 1998 under all non-cancelable aircraft operating leases was approximately $31.2 million and $29.3 million, respectively.

CONTINGENCIES

SUBSEQUENT EVENTS

On February 29, 2000, the Company exercised an option to terminate the leases on four of the F100s prior to their scheduled expirations in 2003 and 2004, resulting in a revised scheduled return date of these aircraft in the first half of 2001. The Company

In March 2000, the Company entered into a commitment letter relating to a $30 million revolving loan (the "Credit Facility") to be provided by Reedy Creek Investments, L.L.C., an entity which is wholly owned by Messrs. Goodnight and Sall.

Proceeds from the Credit Facility will be used to fund the payment of certain pre-aircraft delivery deposit obligations, for capital expenditures and for general working capital purposes. Outstanding loans made under the Credit Facility, if any, will be prepaid and the remaining available loan commitment will be reduced on pre-aircraft delivery to not more than $10 million on the earlier of September 30, 2000 and the date on which the Company completes the rights offering of securities described below.

Pursuant to the Credit Facility commitment letter, the Company is obligated to undertake a rights offering of securities on the following terms:

        . a right ("Right") to purchase a share of common stock in the Company will be issued to each holder of common stock in the Company on a share for share basis. The Rights will be issued to holders of common stock on the date which is 10 days after the filing of the registration statement covering such Rights (the "Record Date"). The Record Date may be postponed pending the effectiveness of the registration statement covering such Rights. The Rights will be issued immediately following the effectiveness of the registration statement covering such Rights (the "Issuance Date").

        . each Right shall entitle the holder thereof to purchase one share of common stock in the Company for $5.20 per common share (the "Subscription Price").

        . Rights to purchase shares of common stock in the Company will not be listed on NASDAQ or any other exchange and will not be transferable or assignable.

        .  Rights will be exercisable for 30 days from the Issuance Date.

        . Messrs. Goodnight and Sall have each agreed to exercise their respective Rights.

        . Messrs. Goodnight and Sall have also each agreed to purchase, and all other holders of common stock on the Record Date who have timely exercised all of their Rights will also have the right to purchase at the Subscription Price, such shares of common stock subject to Rights issued on the Issuance Date which have not been timely exercised multiplied by their percentage ownership interests in the Company's common stock on the Record Date.

is required to pay the lessor $2,125,000 upon the termination of each of these four leases. In addition, the Company is required to perform certain maintenance tasks on these aircraft prior to their return.

YEAR 2000

The Company experienced no significant problems with the changeover from 1999 to 2000. Total expense related to the Company's Year 2000 project was less than $100,000.

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

Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements include the following:

The ability to generate sufficient cash flows and/or sufficient financing to support capital expansion plans and general operating activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Results of Operations, Liquidity and Capital Resources".

Change in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws.

Fluctuations in the cost and availability of materials, fuel, equipment and labor including the continued availability of landing slots at New York/LaGuardia and Ronald Reagan Washington National airports. See "Business - Maintenance and Support, Slots, Fuel, Flight Equipment, Employees and Labor Relations".

Unexpected delays in the delivery of new aircraft now scheduled for delivery in 2000, 2001, and 2002. See "Properties - Flight Equipment".

The ability to achieve earnings forecasts, which are based on projected traffic and fares in the different markets the Company serves, some of which are more profitable than others.

Interest rate fluctuations and other capital market conditions.

The reliance on a limited number of markets and the ability to enter and develop new markets. See "Business - Growth Strategy".

The effectiveness of and availability of resources to support advertising, marketing and promotional programs. See "Business - American Relationship".

The uncertainties of litigation and/or administrative proceedings. See "Business
- Government Regulation, Employees and Labor Relations" and "Legal Proceedings".

Adverse weather conditions, which could effect the Company's ability to operate. See "Business - Raleigh-Durham Market".

The Company's significant dependence on the Raleigh-Durham Market. See "Business
- Raleigh-Durham Market".

Control by existing stockholders. See "Business - Control by Existing Shareholders".

The Company's indebtedness (including capital lease obligations). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments and Positions

The Company is subject to certain market risks, including commodity price risk (i.e., aircraft fuel prices) and interest rate risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the notes to the financial statements for a description of the Company's accounting policies and other information related to financial instruments.

Aircraft Fuel. The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. During 1999, 1998 and 1997, aircraft fuel accounted for 11.5%, 10.7%, and 12.6% , respectively, of the Company's operating expenses (excluding equipment retirement charges). The Company estimates that at December 31, 1999, a ten percent increase in the price per gallon of aircraft fuel would increase the total operating expenses of the Company (excluding equipment retirement charges) by 1.1%.

Interest Rates. The Company's results of operations are not signficantly affected by fluctuations in interest rates (e.g., interest expense on debt and interest income on short-term investments). The Company is exposed to market risk from changes in interest rates for the financing of the pre-delivery deposits. Such changes in interest rates impact interest cost on the Company's interest rate sensitive liabilities. Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities which have a market-based index, such as the prime rate, are rate sensitive. As of December 31, 1999, the only interest rate sensitive liabilities of the Company relate to the pre-delivery deposit financing. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, the Company's capitalized interest for the deposits financed at December 31, 1999 over the following 12-month period would be increased by approximately $431,000. The hypothetical model assumes that the balance of interest rate sensitive liabilities at fiscal year-end will remain constant over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how the Company would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect the Company's expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change were to occur. The Company does not use financial instruments to hedge interest rate exposure, does not use financial instruments for trading purposes, and is not a party to any leveraged derivatives.

                          Midway Airlines Corporation

                          Audited Financial Statements

                  Years ended December 31, 1999, 1998 and 1997



                                    Contents

Report of Independent Auditors...........................................  F-2

Audited Financial Statements

Balance Sheets...........................................................  F-3
Statements of Income.....................................................  F-5
Statement of Stockholders' Equity........................................  F-7
Statements of Cash Flows.................................................  F-8
Notes to Financial Statements............................................  F-9

                         Report of Independent Auditors

Board of Directors and Stockholders
Midway Airlines Corporation

We have audited the accompanying balance sheets of Midway Airlines Corporation as of December 31, 1999 and 1998 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midway Airlines Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP

Raleigh, North Carolina
February 1, 2000, except for the last
  paragraph of Note 3 and Note 13,
  as to which the date is February 29, 2000

                          Midway Airlines Corporation

                                 Balance Sheets
                             (Dollars in thousands)


                                                      December 31
                                                   1999          1998
                                             ---------------------------
Assets
Current assets:
 Cash and cash equivalents                        $ 27,351      $ 48,736
 Restricted cash                                    10,668         9,512
 Short-term investments                                545             -
 Accounts receivable:
  Credit cards and travel agencies                   4,311         4,702
  Other (net)                                        2,719         1,946
 Inventories                                         3,638         2,916
 Deferred income tax asset                           1,172           457
 Prepaids and other                                  9,878        10,886
                                             ---------------------------
Total current assets                                60,282        79,155

Equipment and property:
 Flight                                            124,808       107,143
 Other                                              11,485         6,657
 Less accumulated depreciation and
  amortization                                     (15,888)      (10,793)
                                             ---------------------------
Total equipment and property, net                  120,405       103,007

Other noncurrent assets:
 Equipment and aircraft purchase deposits           61,824        18,103
 Aircraft lease deposits and other                   9,306         3,316
 Deferred income tax asset                           4,872             -
                                             ---------------------------
Total other noncurrent assets                       76,002        21,419


                                             ---------------------------
Total assets                                      $256,689      $203,581
                                             ===========================



See accompanying notes.

                                                     December 31
                                                  1999         1998
                                             --------------------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                 $ 11,574     $  7,327
 Accrued expenses                                    6,385        5,732
 Accrued income and excise taxes                     2,267          581
 Advance ticket sales                               25,486       21,483
 Other current liabilities                           2,686        5,803
 Current maturities of long-term debt and
  capital lease obligations                          7,470        5,349
                                             --------------------------
Total current liabilities                           55,868       46,275

Noncurrent liabilities:
 Long-term debt and capital lease obligations      103,349       78,764
 Deferred income tax liability                      14,336        7,022
 Other                                                   -        1,057
                                             --------------------------
Total noncurrent liabilities                       117,685       86,843
                                             --------------------------
Total liabilities                                  173,553      133,118

Stockholders' equity:
 Preferred stock, $0.01 par value; 12
  million shares authorized; none issued and
  outstanding                                            -            -
 Common stock, $0.01 par value; 25 million
  shares authorized; 8,602,395 shares issued
  and outstanding at December 31, 1999 and
  1998                                                  86           86
 Additional paid-in-capital                         54,349       51,032
 Retained earnings ($51.1 million of
  accumulated deficit eliminated in the
  quasi-reorganization as of June 30, 1997)
  (Note 1)                                          28,701       19,345
                                             --------------------------
Total stockholders' equity                          83,136       70,463
                                             --------------------------
Total liabilities and stockholders' equity        $256,689     $203,581
                                             ==========================



See accompanying notes.

                          Midway Airlines Corporation

                              Statements of Income
                (Dollars in thousands, except per share amounts)


                                             Year ended December 31
                                        1999          1998          1997
                                  -----------------------------------------
Operating revenues:
 Passenger                             $213,018      $205,566      $179,000
 Cargo                                    1,912         2,121         1,936
 Contract and other                       3,016         3,752         5,339
                                  -----------------------------------------
Total revenues                          217,946       211,439       186,275

Operating expenses:
 Wages, salaries and related costs       38,875        31,822        25,757
 Aircraft fuel                           22,738        19,623        21,499
 Aircraft and engine rentals             31,429        29,927        30,495
 Commissions                             14,229        15,071        13,978
 Maintenance, materials and
  repairs                                13,388        17,103        17,006
 Other rentals and landing fees          10,098         9,646         9,812
 Depreciation and amortization            7,938         6,162         1,999
 Other                                   59,773        53,541        49,862
 Equipment retirement charges             2,765         2,413             -
 Special recapitalization charges             -             -           750
                                  -----------------------------------------
Total operating expenses                201,233       185,308       171,158
                                  -----------------------------------------
Operating income                         16,713        26,131        15,117

Other income (expense):
 Interest income                          2,201         3,342         1,783
 Interest expense                        (3,822)       (5,314)       (1,669)
                                  -----------------------------------------
Total other income (expense)             (1,621)       (1,972)          114
                                  -----------------------------------------

Income before income taxes and
 extraordinary gain                      15,092        24,159        15,231
Income tax expense                        5,736         9,178         6,306
                                  -----------------------------------------
Income before extraordinary gain          9,356        14,981         8,925
Extraordinary gain                            -             -        15,969
                                  -----------------------------------------
Net income                             $  9,356      $ 14,981      $ 24,894
                                  =========================================



See accompanying notes.

                          Midway Airlines Corporation

                (Dollars in thousands, except per share amounts)


                                              Year ended December 31
                                         1999          1998          1997
                                   ------------------------------------------

Basic earnings per share:
 Income before extraordinary gain      $     1.09    $     1.75    $     1.47
 Extraordinary gain                             -             -          2.64
                                   ------------------------------------------
 Net income                            $     1.09    $     1.75    $     4.11
                                   ==========================================

Weighted average shares used in
 computing basic earnings per share     8,602,395     8,574,972     6,059,051
                                   ==========================================

Diluted earnings per share:
 Income before extraordinary gain      $     0.98    $     1.54    $     1.24
 Extraordinary gain                             -             -          2.22
                                   ------------------------------------------
 Net income                            $     0.98    $     1.54    $     3.46
                                   ==========================================

Weighted average shares used in
 computing diluted earnings per
 share                                  9,507,175     9,731,527     7,193,794
                                   ==========================================



See accompanying notes.

                          Midway Airlines Corporation

                       Statement of Stockholders' Equity
                             (Dollars in thousands)


                                                                                                             Retained
                                                   Preferred Stock           Common Stock       Additional   Earnings
                                               ----------------------------------------------    Paid-in  (Accumulated
                                                   Shares     Amount        Shares     Amount    Capital      Deficit)     Total
                                               -----------------------------------------------------------------------------------

Balance at December 31, 1996                      1,080,000     $ 11      10,000,000    $ 100     $ 30,989    $(71,669)   $(40,569)
 Cancellation of prior stock in connection
   with recapitalization                         (1,080,000)     (11)    (10,000,000)    (100)         111           -           -
 Issuance of preferred stock                      3,728,693       37               -        -       14,963           -      15,000
 Issuance of common stock                                 -        -       2,130,682       21        8,551           -       8,572
 Issuance of common stock warrants in
  connection with debt restructuring                      -        -               -        -        1,571           -       1,571
 Contributed capital                                      -        -               -        -        1,314           -       1,314
 Reclassification of accumulated deficit
   pursuant to quasi-reorganization                       -        -               -        -      (51,139)     51,139           -
 Conversion of preferred stock                   (3,728,693)     (37)      3,728,693       37            -           -           -
 Issuance of common stock in connection
   with initial public offering                           -        -       2,699,320       27       37,677           -      37,704
 Net income                                               -        -               -        -            -      24,894      24,894
                                               -----------------------------------------------------------------------------------
Balance at December 31, 1997                              -        -       8,558,695       85       44,037       4,364      48,486
 Issuance of common stock                                 -        -          43,700        1          176           -         177
 Net operating loss carryforward utilization
  credited to additional paid-in capital (Note
  8)                                                      -        -               -        -        6,819           -       6,819
 Net income                                               -        -               -        -            -      14,981      14,981
                                               -----------------------------------------------------------------------------------
Balance at December 31, 1998                              -        -       8,602,395       86       51,032      19,345      70,463
 Net operating loss carryforward utilization
  credited to additional paid-in capital (Note
  8)                                                      -        -               -        -        3,317           -       3,317
 Net income                                               -        -               -        -            -       9,356       9,356
                                               -----------------------------------------------------------------------------------
Balance at December 31, 1999                              -   $    -       8,602,395    $  86     $ 54,349    $ 28,701    $ 83,136
                                               ===================================================================================


See accompanying notes.

                          Midway Airlines Corporation

                            Statements of Cash Flows
                             (Dollars in thousands)

                                                                              Year ended December 31
                                                                       1999            1998            1997
                                                                -----------------------------------------------
Operating activities
Net income                                                             $  9,356        $ 14,981        $ 24,894
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization                                           7,938           6,162           1,999
  Special recapitalization charges                                            -               -             750
  Extraordinary gain                                                          -               -         (15,969)
  Deferred income taxes                                                   5,736           6,565               -
  Loss on disposal of assets                                                 97              21               -
  Accreted interest and amortization of discount on debt                    448             554           1,518
  Changes in operating assets and liabilities:
   Restricted cash                                                       (1,156)         (6,701)           (811)
   Accounts receivable                                                     (382)           (896)         (1,760)
   Inventories                                                             (722)           (807)         (1,714)
   Prepaids and other                                                       859          (1,267)           (226)
   Aircraft lease deposits and other                                     (6,046)            959            (462)
   Accounts payable and accrued expenses                                  4,900           1,958             897
   Accrued excise and income taxes                                          994            (714)         (1,505)
   Advance ticket sales                                                   4,003             599           2,708
   Other current liabilities                                             (2,989)             94             243
   Other noncurrent liabilities                                          (1,057)            749            (279)
                                                                -----------------------------------------------
Net cash provided by operating activities                                21,979          22,257          10,283

Investing activities
Purchase of short-term investments                                       (7,820)              -         (78,278)
Sale of short-term investments                                            7,275             751          77,527
Purchase of equipment and property                                      (23,945)         (8,141)         (7,335)
Proceeds from sale of equipment and property                                357               -               -
Aircraft and equipment purchase deposits                                (41,648)        (19,752)        (17,133)
Refund of aircraft and equipment purchase deposits                       14,436          17,461               -
                                                                -----------------------------------------------
Net cash used in investing activities                                   (51,345)         (9,681)        (25,219)

Financing activities
Issuance of common and preferred stock                                        -             177          60,257
Proceeds from issuance of long-term debt                                 14,095           1,800               -
Repayment of long-term debt and capital lease obligations                (6,114)        (20,326)         (1,617)
                                                                -----------------------------------------------
Net cash provided by (used in) financing activities                       7,981         (18,349)         58,640
                                                                -----------------------------------------------
(Decrease) increase in cash and cash equivalents                        (21,385)         (5,773)         43,704
Cash and cash equivalents at beginning of year                           48,736          54,509          10,805
                                                                -----------------------------------------------
Cash and cash equivalents at end of year                               $ 27,351        $ 48,736        $ 54,509
                                                                ===============================================
Supplemental cash flow information
Interest paid                                                          $  6,131        $  3,812        $    125
                                                                ===============================================
Income taxes paid                                                      $  2,191        $  6,610        $  2,600
                                                                ===============================================
Schedule of non-cash activities
Issuance of debt and capital leases for equipment purchases            $  1,529        $ 53,824        $ 34,531
                                                                ===============================================
Debt issued for aircraft purchase deposits                             $ 16,845        $      -        $      -
                                                                ===============================================

See accompanying notes.

                          Midway Airlines Corporation

                         Notes to Financial Statements

                               December 31, 1999


1. Business and Basis of Presentation

Midway Airlines Corporation ("Midway" or the "Company"), a Delaware corporation, is an air carrier providing primarily passenger service and to a lesser extent, cargo and mail services. The Company began operations in November 1993 and flies primarily to East Coast and Midwest locations from its hub at the Raleigh-Durham International Airport ("Raleigh-Durham"), utilizing eight Fokker F-100 aircraft, eighteen Canadair Regional Jets ("CRJs"), and one Boeing 737-700 aircraft as of December 31, 1999. As of December 31, 1999, the Company has purchase commitments for eight additional CRJ's and fifteen Boeing 737-700 aircraft and options to acquire up to fourteen additional CRJs and ten additional Boeing 737-700 aircraft.

On February 11, 1997, the Company was recapitalized. Through the recapitalization, debt was either extinguished or restructured, all of the existing stock was canceled and new stock was issued, new terms for aircraft leases and rent reductions for facilities were implemented, and agreements reflecting revised maintenance arrangements were negotiated (see Note 12).

On December 4, 1997, the Company completed an initial public offering of its common stock at a price of $15.50 per common share. Proceeds to the Company, net of underwriters discount and offering expenses, were $37.7 million (see Note 5).

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. In addition, as of December 31, 1999 and 1998, approximately $10.7 million and $9.5 million, respectively, of cash was restricted as to withdrawal; these funds serve as collateral to support letters of credits and a credit card holdback, and are classified as restricted cash in the balance sheets.

Short-Term Investments

Short-term investments consist of certificates of deposits which mature between three months and one year of the original investment date or can be redeemed without penalty within one year or less. These investments are carried at cost, which approximates market value.

Concentrations

Midway's accounts receivable are primarily receivables from major credit card issuing companies, travel agencies, and other air carriers related to ticket sales for passenger transportation. The Company does not believe it is subject to any significant concentration of credit risk. The Company establishes an allowance for doubtful accounts based upon factors surrounding credit risk. At December 31, 1999 and 1998, the allowance for doubtful accounts was approximately $1,613,000 and $1,624,000, respectively.

Amounts charged by a related party vendor accounted for approximately 7.5%, 12.3% and 15.6% of operating expenses for the years ended December 31, 1999, 1998 and 1997, respectively. This vendor provided services related primarily to maintenance, passenger services and leasing of its Raleigh-Durham airport facilities and certain aircraft landing slots.

                          Midway Airlines Corporation

2. Significant Accounting Policies and Other Matters (continued)

Concentrations (continued)

The Company does not believe, however, that there is a significant risk associated with this vendor for the services provided, as alternative sources are generally available at commercially reasonable prices. Facilities are leased from this vendor pursuant to lease agreements covering various time periods (see
Note 4). The Company also has a note payable with this vendor with an outstanding balance of $6.6 million at December 31, 1999 (Note 3). If the Company pays any dividends or makes any other cash or asset distribution to its stockholders without this vendor's consent at any time prior to the Company's payment in full of its note payable to the vendor, then the vendor may terminate the Raleigh-Durham facility lease, the Company's right to offer AAdvantage(R) frequent flyer benefits, and certain other service agreements. In addition, this vendor may terminate the Company's lease of the Raleigh-Durham facility and one other service agreement that the Company has with this vendor if any person or group acquires 30% or more of the Company's voting securities.

The Company maintains certain cash balances and investments with banks in excess of insured limits. The Company does not believe that the risk of loss is significant.

The Company purchases aircraft, rotable parts and expendable inventory, as well as services, including heavy maintenance checks and training, from aircraft manufacturers. One of these manufacturers maintains certain consignment inventory at the Company's facilities in Raleigh-Durham. Deposits are held by the aircraft manufacturers for ordered aircraft until the delivery and payment for the aircraft, at which time the Company is refunded the deposits in full. Management does not believe that there is a significant concentration of risk associated with these vendors, due to the vendors' excellent credit ratings.

Inventories

The Company's inventories are carried at the lower of cost or market using the first-in, first-out method. Inventories, which consist primarily of fuel, consumable spare parts, materials and supplies relating to flight equipment, are expensed as used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date the aircraft are retired from service.

                          Midway Airlines Corporation

2. Significant Accounting Policies and Other Matters (continued)

Equipment and Property

Equipment and property are stated at cost and consist primarily of CRJ aircraft, rotable spare parts for aircraft, leasehold improvements, and miscellaneous equipment used in aircraft operations. Equipment and property are depreciated to estimated residual values using the straight-line method over estimated useful lives of 16.5 years for CRJ aircraft, 5 to 16.5 years for flight equipment and 3 to 5 years for other equipment. Depreciation expense charged to operations was approximately $7.5 million, $5.5 million, and $1.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. Equipment and property also includes office equipment financed by capital leases (see Note 4).

The Company monitors the recoverability of the carrying value of its long-lived assets. Under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company recognizes an "impairment charge" when the expected net undiscounted future cash flows from an asset's use (including any proceeds from disposition) are less than the asset's carrying value and the asset's carrying value exceeds its fair value.

Capitalized Interest

Interest on aircraft purchase deposits was capitalized at an amount approximating the Company's incremental borrowing rate for similar type assets throughout 1999 and 1998. All capitalized amounts are amortized over the term of the respective service life of the related equipment. Capitalized interest totaled $3,952,000, $809,000 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, debt and other liabilities approximate fair value at December 31, 1999 and 1998. At December 31, 1996, debt, other liabilities and warrants were reflected at historical value. In connection with the February 11, 1997 recapitalization (Note 12), debt, other liabilities and warrants with an aggregate carrying value of $16.5 million were settled for approximately $1.5 million.

                          Midway Airlines Corporation

2. Significant Accounting Policies and Other Matters (continued)

Derivatives

The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. The Company does not hedge fuel.

During December 1997, the Company entered into four Treasury Lock transactions ("Treasury Locks") with Bombardier, Inc., based on a 10 year US Treasury Benchmark (the "Treasury rate"), to substantially eliminate the Company's exposure to interest rate fluctuations on long-term financing in connection with the purchase of five CRJ aircraft that were placed into service during the first six months of 1998. The effect of such arrangements was that the Company essentially agreed to borrow at fixed rates over periods extending to 16.5 years. When the Treasury rate declined, the Company was obligated to settle with the counterparty at the expiration of the Treasury Lock arrangement. The net cash amounts paid or received on the agreements are recorded and recognized as an adjustment of interest expense over the life of the related loans. During 1998, the Company settled the aforementioned Treasury Locks for approximately $1.2 million.

Aircraft and Engine Maintenance and Repairs

Routine maintenance and repair costs for aircraft are charged to expense when incurred, except for major airframe and engine maintenance. Depending on the particular maintenance contract, these latter costs are either (i) expensed on the basis of the number of hours flown or cycles flown or operated at contractual rates or (ii) capitalized when incurred and amortized on a straight-line basis over the period of time between overhauls.

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

                          Midway Airlines Corporation

2. Significant Accounting Policies and Other Matters (continued)

Frequent Flyer Program

The Company participates in the American Airlines AAdvantage(R) frequent flyer program, which allows members to earn mileage credits and redeem awards at participating AAdvantage(R) companies. Midway is billed monthly for AAdvantage(R) miles earned by its passengers participating in the program who fly on Midway. The Company does not accrue any liability for award travel it may be required to provide because the incremental cost of redemptions has not been, and is not expected to be, material.

Advertising Expense

The Company expenses advertising costs as incurred. The Company recognized advertising expense of $4.0 million, $4.0 million, and $5.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

Earnings Per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding and diluted earnings per share is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method.

                          Midway Airlines Corporation

2. Significant Accounting Policies and Other Matters (continued)

Stock-Based Compensation

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the provisions of APB 25, no compensation expense is recognized for stock or stock options issued at fair value.

SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements using APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method provided by SFAS 123 had been applied. The Company accounts for stock-based compensation arrangements using APB 25 and has adopted the pro forma disclosure requirements of SFAS 123 (see
Note 6).

Equipment Retirement Charges

Exit costs are estimated at the time a decision to return aircraft is made, and to the extent the costs are not in the normal maintenance cycle, an exit cost is recorded in the period the decision is made. Leases expired on five of the aircraft utilized by the Company in 1998 and 1999. During the years ended December 31, 1999 and 1998, the Company recorded $2.8 million and $2.4 million in equipment retirement charges.

Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," ("SFAS 133"), as amended, which establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

                          Midway Airlines Corporation

2. Significant Accounting Policies and Other Matters (continued)

Segment Reporting

As of January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable operating segments as of December 31, 1999.

Reclassifications

Certain 1998 and 1997 amounts in the accompanying financial statements have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

                          Midway Airlines Corporation

3. Long-Term Debt

The Company's long-term debt consists of the following (in thousands):

                                                                              December 31
                                                                         1999             1998
                                                                  ----------------------------------
6.9% to 7% secured notes payable, principal and interest payable
 semi-annually beginning in 1998-1999 through 2014-2015 (a)                $ 65,777          $68,186
8% secured note payable, principal and interest payments
 commencing February 1998 through January 2004 (net of debt
 discount of $921, and $1,146 at December 31, 1999 and December
 31, 1998, respectively) (b)                                                  6,558            7,824
8% unsecured notes payable, principal payments commencing
 February 1998 through January 2004 (net of debt discount of
 $921, and $1,146 at December 31, 1999 and December 31, 1998,
 respectively) (c)                                                            3,396            4,032
6.9% lease purchase obligation, principal and interest payable
 monthly commencing April 1998 through March 2005                             1,932            2,227
8.4% secured note payable, principal payments commencing
 September 1998, due August 2001                                              1,000            1,600
Variable rate secured note payable, principal due on delivery of
 aircraft commencing September 2000 (d)                                      28,875                -
9.2% secured note payable, principal payments commencing January
 2000, due December 2006                                                      2,065                -
                                                                  ----------------------------------
                                                                            109,603           83,869
Less amounts due within one year                                              7,048            5,206
                                                                  ----------------------------------
                                                                           $102,555          $78,663
                                                                  ==================================

(a) These notes are related to the purchase of CRJ aircraft. Each note is collateralized by the related aircraft.

(b) As a part of the recapitalization on February 11, 1997, a note payable of $9 million, plus accrued interest of $450,000 was converted into a note payable, collateralized by first and second security interests in most of the Company's assets. The note accreted interest until February 1998, when principal and interest payments began.

                          Midway Airlines Corporation

3. Long-Term Debt (continued)

(c) As a part of the recapitalization on February 11, 1997, the notes payable were restructured into long-term notes payable, accreting interest until February 1998 when principal and interest payments began. These notes payable contain certain default provisions whereby the Company is prohibited from making any prepayments on or otherwise amending an existing note payable (b) which would provide more favorable terms to the lender. In the event of such default, every liability of the Company to the lenders of these notes shall become payable in full.

(d) In conjunction with the acquisition of four Boeing 737-700 aircraft, the Company entered into interim short-term financing arrangements ("interim note") for the pre-delivery deposits related to those four aircraft. Under the terms of the interim note, the Company can borrow up to $45.3 million for the required pre-delivery deposits for these aircraft. The interim note will be replaced, upon delivery of the aircraft, with long-term operating leases. Therefore, the principal due at December 31, 1999 of $28.9 million is included in long-term debt on the balance sheets. Interest for the interim note is payable monthly.

Certain of the Company's debt instruments prohibit the payment of dividends until such debt has been repaid.

The aggregate principal maturities of long-term debt at December 31 are as follows (in thousands):

               2000                             $  7,048
               2001                                5,722
               2002                                5,706
               2003                                6,169
               2004                                4,319
               Thereafter                         80,639
                                            ------------
               Principal balance                $109,603
                                            ============

Interest charged to expense, net of capitalized interest, was $3.8 million, $5.3 million and $1.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                          Midway Airlines Corporation

3. Long-Term Debt (continued)

During December 1999, the Company entered into an Option Agreement with the lessor of four of its F100 aircraft and lender of a note payable with an outstanding balance of $2.0 million as of December 31, 1999. Under the terms of the Option Agreement, a receivable for prepaid maintenance on returned aircraft has been recorded for $1.3 million at December 31, 1999, which will be applied against principal as of March 1, 2000. The Option Agreement also resulted in a $2 million payment to the lessor for settlement of litigation between the companies and the option to early terminate the leases for four of its F100 aircraft. The amount to be settled in March 2000 is reflected in current maturities of long-term debt (Note 13).

4. Leases

As of December 31, 1999, the Company has eight Fokker F-100 aircraft, thirteen CRJ aircraft, and one Boeing 737-700 aircraft under operating leases with remaining terms ranging from 4 to 16.5 years.

The Company leases gates at various airports, including a lease for 19 gates at Raleigh-Durham International Airport ("RDU"), which expire in 2013. The Company leases 70% of its slots at New York's LaGuardia Airport and 83% of its slots at Washington, D.C.'s Reagan National Airport from certain airlines. Two of the Company's slots at New York's LaGuardia Airport are scheduled to expire in May 2000, and the Company has received notification that those slot leases at LaGuardia will not be renewed. The remainder of all its leased slots at LaGuardia Airport and six slots at Reagan National Airport are scheduled to expire April 1, 2001. The remaining four leased slots at Reagan National Airport expire in October 2000.

The Company leases its corporate headquarters and reservation facility in Morrisville, North Carolina under an operating lease agreement. The lease includes escalating rent payments and a ten year term which expires December 31, 2008.

The Company leases certain office equipment under capital lease agreements that expire through 2004. Amortization expense under these leases of $253,000, $213,000 and $149,000 is included in depreciation and amortization expense in the statements of income for the years ended December 31, 1999, 1998 and 1997, respectively.

                          Midway Airlines Corporation

4. Leases (continued)

Equipment and property includes the following amounts for capital leases (in thousands):

                                             December 31
                                          1999          1998
                                    ---------------------------

Office equipment                           $1,833         $ 669
Less accumulated amortization                (427)         (523)
                                    ---------------------------
                                           $1,406         $ 146
                                    ===========================

At December 31, 1999, the future minimum lease payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

                                                           Operating
                                              --------------------------------
                                       Capital         Aircraft          Other          Total
                                   -----------------------------------------------------------

2000                                    $  519         $ 43,978        $ 4,501        $ 48,998
2001                                       480           44,843          3,156          48,479
2002                                       227           43,850          2,933          47,010
2003                                       142           41,459          2,950          44,551
2004                                        59           35,907          2,967          38,933
Thereafter                                   -          265,975         21,009         286,984
                                   -----------------------------------------------------------
Total minimum lease payments             1,427         $476,012        $37,516        $514,955
                                              ================================================
Amounts representing interest             (211)
                                   -----------
Present value of future minimum
lease payments                           1,216
Less current portion                      (422)
                                   -----------
Long-term portion                       $  794
                                   ===========

Rent expense is recorded on a straight-line basis over the term of the leases. Lease and rent expense charged to operations was approximately $39.5 million, $36.6 million, and $36.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                          Midway Airlines Corporation

4. Leases (continued)

Under the terms of certain aircraft leases, the Company had security deposits on each related aircraft, which totaled approximately $1.5 million at December 31, 1999 and 1998. Certain aircraft leases also require the Company to make payments for maintenance based upon accumulated block hours and/or cycles. The Company incurred expenses of $3.9 million, $6.5 million and $4.2 million related to these obligations for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company currently leases eight Fokker F-100 aircraft. On February 29, 2000, the Company exercised an option to terminate four leases prior to their scheduled expirations in 2003 and 2004, resulting in a revised scheduled return date of these aircraft in the first half of 2001 (see Note 13).

5. Stockholders' Equity

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

Recapitalization

Effective with the recapitalization on February 11, 1997, the following equity structure was established:

Up to 12 million shares of $.01 par value senior convertible preferred stock with a $4.02 stated liquidation value per share were authorized, of which 3,728,693 shares were issued. Senior convertible preferred stockholders ("preferred stockholders") were entitled to dividends if any dividends were declared or paid upon the common stock. Preferred stockholders were entitled to 70% of all votes in the aggregate. The senior convertible preferred stock was convertible at

                          Midway Airlines Corporation

5. Stockholders' Equity (continued)

Recapitalization (continued)

any time at the election of the stockholder, on a basis of one share of senior convertible preferred stock for one share of common stock. All issued preferred shares were converted into an equal number of common shares during 1997 and 12 million shares of preferred stock remain authorized.

Up to 25 million shares of $.01 par value common stock are authorized. Common stockholders are entitled to one vote per share of stock held. Common stockholders' rights are subordinate to those of preferred stockholders.

Warrants were issued for the purchase of 390,625 shares of $.01 par value common stock for $0.0015 per share. The warrants were valued at $4.02 per share, or $1.57 million, and expire on February 11, 2002. The warrants may be exercised in whole or in part at any time prior to expiration. The Company has reserved 390,625 shares of Common Stock for the possible exercise of these warrants. None of the warrants have been exercised as of December 31, 1999.

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

                          Midway Airlines Corporation

6. Stock Options (continued)

The following table summarizes common stock options granted at $4.02 and $15.50 per share in connection with the Company's 1997 option plan:

                                                                                             Weighted
                                                                                              Average
                                             Shares                                          Exercise
                                           Available         Options                           Price
                                           for Grant       Outstanding      Exercisable      Per Share
                                       -----------------------------------------------------------------

Shares reserved for grant                    1,562,500                -                -          $    -
 Granted                                    (1,340,590)       1,340,590                -            6.89
 Became exercisable                                  -                -          390,625            4.02
                                       ------------------------------------------------------
Balance at December 31, 1997                   221,910        1,340,590          390,625            6.89
 Became exercisable                                  -                -          293,703            6.11
 Exercised                                           -          (43,700)         (43,700)           4.02
 Canceled                                            -          (91,224)               -           12.68
                                       ------------------------------------------------------
Balance at December 31, 1998                   221,910        1,205,666          640,628            6.56
 Became exercisable                                  -                -          279,980            5.88
 Canceled                                            -          (56,427)               -           12.08
                                       ------------------------------------------------------
Balance at December 31, 1999                   221,910        1,149,239          920,608          $ 6.29
                                       ======================================================

The following summarizes information about the exercise prices of the Company's stock options outstanding:

                                              December 31
       Exercise Price               1999          1998          1997
      ---------------------------------------------------------------------

        $ 4.02                       922,346       939,146     1,005,245
        $15.50                       226,893       266,520       335,345
                              ---------------------------------------------
                                   1,149,239     1,205,666     1,340,590
                              =============================================

                          Midway Airlines Corporation

6. Stock Options (continued)

Pro forma information regarding net income and earnings per share is required by SFAS 123 (see Note 2), and has been determined as if the Company had accounted for its employee stock options using the fair value method provided by that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997:

Risk free interest rate                                      6%
Expected dividend yield                                      0%
Expected volatility                                       55.1%
Average expected life of options                         5 yrs.

The contractual weighted-average life of the options at December 31, 1999 and 1998 was 4.69 and 5.75 years, respectively. The weighted average grant date fair value of options granted during 1997 was $5.0 million. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options.

The Company's pro forma information follows:

                                         Year ended December 31
                                    1999          1998          1997
                              ------------------------------------------

Net income as reported            $9,356,000   $14,981,000   $24,894,000
 Pro forma net income              8,812,000    14,164,000    23,701,000
Basic earnings per share:
 As reported                           $1.09         $1.75         $4.11
 Pro forma                              1.02          1.65          3.91
Diluted earnings per share:
 As reported                           $0.98         $1.54         $3.46
 Pro forma                              0.93          1.46          3.29

7. Earnings Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Year ended December 31
                                        1999 (1)         1998          1997(1)
                                    -------------------------------------------
Numerator:
 Net income (2)                         $9,356,000    $14,981,000   $24,894,000
Denominator:
 Denominator for basic earnings per
  share--weighted average shares         8,602,395      8,574,972     6,059,051
 Effect of dilutive securities (3):
  Employee stock options                   514,232        765,965       744,155
  Warrants                                 390,548        390,590       390,588
                                    -------------------------------------------
 Dilutive common shares                    904,780      1,156,555     1,134,743
Denominator for diluted earnings
 per share--weighted average shares      9,507,175      9,731,527     7,193,794
                                    ===========================================

Basic earnings per share                $     1.09    $      1.75   $      4.11
                                    ===========================================
Diluted earnings per share              $     0.98    $      1.54   $      3.46
                                    ===========================================

(1) Options to purchase 226,893 and 335,345 shares of common stock at $15.50 per share were outstanding during 1999 and 1997, respectively, which were not included in the computation of diluted earnings per share for the years ended December 31, 1999 and 1997 because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(2)  Numerator for basic and diluted earnings per share.

(3)  Shares calculated using the "Treasury Stock" method under SFAS 128.

                          Midway Airlines Corporation

8. Income Taxes

The components of the Company's taxes on income are as follows (in thousands):

                                   1999         1998         1997
                              ---------------------------------------
Federal income taxes:
 Current                        $         -       $2,391       $6,096
 Deferred                             5,228        6,008            -
                              ---------------------------------------
Total federal income taxes            5,228        8,399        6,096
                              ---------------------------------------

State income taxes:
 Current                                  -          222          210
 Deferred                               508          557            -
                              ---------------------------------------
Total state income taxes                508          779          210
                              ---------------------------------------
Total provision for income
 taxes                               $5,736       $9,178       $6,306
                              =======================================

Differences between reported tax expense computed by applying the statutory federal income tax rate to income before income taxes and reported tax expense are as follows (in thousands):

                                                 1999                      1998                     1997
                                     ----------------------------------------------------------------------------
                                            $            %            $            %           $            %
                                     ----------------------------------------------------------------------------

Computed tax expense                       $5,283         35.0%      $8,456         35.0%      $5,331        35.0%
State taxes, net of federal benefit           513          3.4          785          3.3          184         1.2
Permanent items and other                     (60)        (0.4)         (63)        (0.3)          64          .4
Valuation allowance for deferred tax
 assets                                         -            -            -            -          727         4.8
                                     ----------------------------------------------------------------------------
Reported tax expense                       $5,736         38.0%      $9,178         38.0%      $6,306        41.4%
                                     ============================================================================

                          Midway Airlines Corporation

8. Income Taxes (continued)

Income taxes are calculated using the liability method, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes arise from temporary differences between the income tax basis and financial reporting basis of assets and liabilities. The components of the Company's deferred income taxes are as follows (in thousands):

                                                  December 31
                                              1999           1998
                                        -----------------------------
Deferred income tax assets-current:
 Accrued liabilities and other
  miscellaneous                               $  1,172       $    457
Deferred income tax asset-noncurrent:
 Operating loss carryforwards                   13,368         11.440
Accrued liabilities and other                    1,381          2,977
 Equipment and property                            228              -
 Alternative minimum tax credit
  carryforwards                                    995              -
 Valuation allowance                           (11,100)       (14,417)
                                        -----------------------------
Net deferred income tax assets                   6,044            457
                                        -----------------------------

Deferred income tax liability-current:
 Prepaid commissions                              (589)             -
Deferred income tax
 liabilities-noncurrent:
 Depreciation and amortization                 (14,336)        (7,022)
                                        -----------------------------
Net deferred income tax liabilities            (14,925)        (7,022)
                                        -----------------------------
Net deferred income taxes                     $ (8,881)      $ (6,565)
                                        =============================

As of December 31, 1999 and 1998, the Company had approximately $35.2 million and $30.1 million, respectively, of available net operating loss carryforwards
(NOLs) to offset future taxable income of the Company. The NOLs expire by 2019 if not used. Under Section 382 of the Internal Revenue Code, as amended, the Company's ability to utilize such loss carryforwards in any one year, which were generated prior to a change in ownership may be limited or eliminated as a result of the February 11, 1997 recapitalization. Of the $35.2 million of NOLs as of December 31, 1999, $25.6 million were generated prior to the recapitalization.

                          Midway Airlines Corporation

8. Income Taxes (continued)

The valuation allowance of $11.1 million and $14.4 million at December 31, 1999 and 1998, respectively, was provided because, in the Company's assessment, it is uncertain whether certain net deferred tax assets will be realized due to the 1997 ownership changes.

Net operating loss carryforward tax benefits which originated prior to the quasi-reorganization are credited to additional paid-in capital, when utilized, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes".

9. Commitments and Contingencies

Purchase Commitments

As of December 31, 1999, the Company had firm orders to purchase eight newly manufactured CRJ-200ER Canadair Regional Jet (CRJ) aircraft, all of which are scheduled to be delivered by December 2001. The Company's remaining obligation for pre-delivery deposits for these aircraft is approximately $1.2 million. Midway also has options to acquire up to 14 additional CRJ aircraft.

The Company has placed firm orders to purchase 15 Boeing 737-700 aircraft, and has agreed to lease a total of two Boeing 737-700s. The two leased Boeing 737-700 aircraft were delivered in December 1999 and January 2000, and deliveries of the other 15 Boeing 737-700 aircraft are scheduled to begin in September 2000 and end in October 2002. The Company has options to acquire 10 additional Boeing 737-700 aircraft. The Company intends to purchase up to four CFM 56-7B spare engines to support the operation of its Boeing 737-700 aircraft.

The Boeing purchase agreement requires the Company to make pre-delivery deposits with respect to each aircraft. The pre-delivery deposits to be made will, in the aggregate, reach a peak of $117.1 million by August 2000. Thereafter, these deposits will begin to decrease and monies will be returned to Midway assuming financing of the aircraft is obtained as the aircraft are delivered. The aircraft manufacturer has agreed to defer a portion of this deposit obligation with interest at the three-month LIBOR plus 3%. The total amount of deferred deposits was $14.2 million as of December 31, 1999. Interest on these deferred deposits totaling $1.1 million has been capitalized in flight equipment and will be amortized over the useful life of the related assets. Midway has secured financing for the pre-delivery deposits for the first four aircraft. Midway's unfinanced obligation for the pre-delivery deposits on the remaining aircraft will peak at about $55.0 million in January of 2001. As of December 31, 1999, Midway had paid $19.1 million of the pre-delivery deposits and its net remaining obligation is approximately $35.9 million. This obligation is due in monthly installments.

                          Midway Airlines Corporation

9. Commitments and Contingencies (continued)

Purchase Commitments (continued)

In March 1995, Midway entered into an agreement for the acquisition of four Airbus A320 aircraft with deliveries beginning in 1998. The Company also agreed to purchase one IAE V2527-A5 spare engine to support the operation of the four A320 aircraft. The delivery dates of these aircraft and the spare engine have been extended to 2005 and later. The Company is required to make deposits on the four A320 aircraft and the spare engine in amounts to be determined beginning in 2003. The Company is considering several alternatives with respect to the A320s, including restructuring its purchase agreement or selling its position. A loss contingency has been estimated at December 31, 1999 and is included in other current liabilities on the balance sheet.

Other Contingencies

In August 1998, the Compliance and Enforcement Branch of the Drug Abatement Division of the Federal Aviation Administration ("FAA") conducted an inspection of the Company's compliance with certain regulations related to its alcohol and drug testing programs. In September 1998, the FAA notified the Company that it was investigating alleged violations discovered during the August 1998 inspection. The Company responded to these alleged violations in October 1998. In May 1999, the FAA requested that the Company provide the FAA with an update of certain matters raised during the investigation. The Company promptly provided this information to the FAA. The Company is unable to determine whether the FAA's investigation will result in the finding of violations of these regulations and, if so, whether the FAA will pursue an assessment as a result of any such findings or what the amount of any such assessment might be.

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

                          Midway Airlines Corporation

9. Commitments and Contingencies (continued)

Other Contingencies (continued)

The Company has been named as a defendant in certain pending litigation. The outcome of these matters cannot be predicted, but it is management's belief that whatever the outcome, the results will not, either individually or in the aggregate have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company's pilots, fleet service (ramp) agents, and flight attendants are represented by labor unions. The pilots' representative, the Air Line Pilots Association ("ALPA"), was elected in December 1997, the ramp employees' representative, International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), was elected in June 1998, and the flight attendants' representative, the Association of Flight Attendants, AFL-CIO ("AFA") was elected in December 1998. Prior to those times, none of the Company's employees were represented by a union. Although the Company believes mutually acceptable agreements can be reached with the unions representing such employees, negotiations have not yet concluded with ALPA, AFA, or the IAM, and the ultimate outcome of such negotiations cannot be predicted. With respect to the IAM negotiations, a contract proposal was agreed upon by the IAM and the Company, and such agreement was submitted to the covered employees for ratification on October 28, 1999; it was rejected. The IAM filed an application for mediation with the National Mediation Board("NMB") on November 3, 1999 and the NMB appointed a mediator on November 8, 1999. A further agreement was reached with the IAM in late February by the IAM, the Company, and representatives of the ramp agents. It will be voted upon by the ramp agents in March 2000.

10. Benefit Plans

Effective October 1995, the Company established a savings plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code. All employees were eligible for enrollment in the 401(k) Plan after six months of employment. Effective April 1999, all employees who are not covered by a collective bargaining agreement are eligible for enrollment in the 401(k) Plan after three months of employment. The Company, at its discretion, may match up to 50% of employee contributions up to a maximum of $1,000 in any given calendar year. The Company made no contributions to the Plan for the years ended December 31, 1999, 1998 and 1997.

In January 1998, the Company announced its intention to distribute a portion of its profits to employees. The Company expensed $1.2 million and $2.4 million for such distributions during years ended December 31, 1999 and 1998.

                          Midway Airlines Corporation

11. Transactions with Related Parties

The Company incurred legal expenses from a related party law firm totaling approximately $617,000, $362,000, and $445,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

12. Recapitalization

On February 11, 1997, the Company was recapitalized. Through the recapitalization, debt was either extinguished or restructured; all of the existing stock was canceled and new stock was issued; new terms for aircraft leases and rent reductions for facilities were implemented; and agreements reflecting revised maintenance arrangements were negotiated. As a result of the foregoing items and other related transactions, for the year ended December 31, 1997 the Company recorded an extraordinary gain of approximately $16.0 million after tax and recapitalization charges of approximately $750,000 before tax.

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

(c) Current debt, accrued lease expense, accrued prior restructuring costs and related accrued interest totaling approximately $6.7 million were settled for amounts substantially less than the carrying value at December 31, 1996. Additionally, $750,000 of expenses were incurred in connection with the recapitalization.

(d) Long-term debt and related interest of approximately $10.9 million were forgiven and current maturities of approximately $14.9 million were restructured to long-term debt.

                          Midway Airlines Corporation

13. Subsequent Events

On February 29, 2000, the Company exercised its option to terminate four F100 leases prior to their scheduled lease termination dates under the terms of a settlement and option agreement. The Company is required to pay the lessor $2,125,000 for each aircraft to be returned under the agreement. In addition, the Company is required to perform certain maintenance tasks on these aircraft prior to their return.

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

  (a)(2)  Financial Statement Schedules

  Schedule II - Valuation and Qualifying Accounts

                                                 Additions
                                    Balance at   Charged to   Deductions    Balance
                                    Beginning    Costs and       from      at end of
                                    of Period    Expenses      Reserves     Period
                                    ---------   ----------    ----------   --------
Year ended December 31, 1999
  Allowance for doubtful accounts    $1,624       $  147        $158        $1,613
Year ended December 31, 1998
  Allowance for doubtful accounts     1,673           26          75         1,624
Year ended December 31, 1997
  Allowance for doubtful accounts        58        2,254         639         1,673


Other schedules have been omitted because they are inapplicable, immaterial, or not required, or the information is included in the audited financial statements or notes thereto.

  (b) Reports on Form 8-K:

           Date                 Subject
           ----                 -------
           March 15, 2000       Early Lease Termination of Four F100 Leases
           February 14, 2000    Winter Storms
           January 6, 2000      Law Suit Settlement and Option Agreement

  (c) Exhibits:

The Exhibits filed or incorporated by reference herewith are as specified in the
Exhibit Index.

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Midway Airlines Corporation
                                   Registrant

March 30, 2000                     By /s/ STEVEN WESTBERG
                                   Steven Westberg
                                   Executive Vice President and General Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.


Signature                           Capacity

/s/ ROBERT R. FERGUSON, III*        Chairman of the Board of Directors,
----------------------------        President and Chief Executive Officer
Robert R. Ferguson, III             (Principal Executive Officer)


/s/ STEVEN WESTBERG*                Executive Vice President and General Manager
--------------------                (Principal Financial and Accounting Officer)
Steven Westberg


/s/ GREGORY HARDING-BROWN*          Director
--------------------------
Gregory Harding-Brown


/s/ W. GREYSON QUARLES*             Director
-----------------------
W. Greyson Quarles


/s/ GREGORY J. ROBITAILLE*          Director
--------------------------
Gregory J. Robitaille


/s/ TIM SMITH*                      Director
--------------
Timothy Smith


*Steven Westberg hereby signs on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

                                 EXHIBIT INDEX
                          MIDWAY AIRLINES CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

4.23++    Escrow and Paying Agent Agreement, (Class A), dated as of August 13,
          1998 among First Union Trust Company, National Association as Escrow
          Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First
          Boston Corporation as Initial Purchasers, The First National Bank of
          Maryland not in its individual capacity, but solely as Pass Through
          Trustee for and on behalf of Midway Airlines Pass Through Trust 1998-
          Paying Agent.

4.24++    Escrow and Paying Agent Agreement, (Class B), dated as of August 13,
          1998 among First Union Trust Company, National Association as Escrow
          Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First

          Boston Corporation as Initial Purchasers, The First National Bank of
          Maryland not in its individual capacity, but solely as Pass Through
          Trustee for and on behalf of Midway Airlines Pass Through Trust 1998-
          1B-O as Pass Through Trustee and The First National Bank of Maryland as Paying Agent.

4.25++    Escrow and Paying Agent Agreement, (Class C), dated as of August 13,
          1998 among First Union Trust Company, National Association as Escrow
          Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First
          Boston Corporation as Initial Purchasers, The First National Bank of
          Maryland not in its individual capacity, but solely as Pass Through
          Trustee for and on behalf of Midway Airlines Pass Through Trust 1998-
          1C-O as Pass Through Trustee and The First National Bank of Maryland as Paying Agent.

4.26++    Escrow and Paying Agent Agreement, (Class D), dated as of August 13,
          1998 among First Union Trust Company, National Association as Escrow
          Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First
          Boston Corporation as Initial Purchasers, The First National Bank of
          Maryland not in its individual capacity, but solely as Pass Through
          Trustee for and on behalf of Midway Airlines Pass Through Trust 1998-
          1D-O as Pass Through Trustee and The First National Bank of Maryland as Paying Agent.

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

10.50*+@  Participation Agreement dated as of September 10, 1998 among Midway
          Airlines Corporation as Lessee, NCC Charlie Company as Owner
          Participant, First Union Trust Company, National Association not in its individual capacity (except as otherwise expressly set forth herein) but solely as Owner Trustee, The First National Bank of
          Maryland as Indenture Trustee, The First National Bank of Maryland as
          Pass-Through Trustee and The First National Bank of Maryland as
          Subordination Agent. Midway Airlines Corporation is a party to seven additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.

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

10.54*+@  Lease Agreement dated as of September 10, 1998 between First Union
          Trust Company, National Association as Owner Trustee and Lessor and
          Midway Airlines Corporation as Lessee. Midway Airlines Corporation is a party to seven additional Leases which are substantially identical in all material respects except as indicated on the exhibit.

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

10.58++   General Terms Agreement between General Electric Company and Midway
          Airlines Corporation.

10.59++   Concourse Lakeside Lease Agreement by and between Concourse Lakeside
          I, LLC, as Landlord, and Midway Airlines Corporation, as Tenant.

10.60     Participation Agreement [N586ML] dated as of December 10, 1999 among
          Midway Airlines Corporation, as Lessee, ICX Corporation, as Owner
          Participant and First Union Trust Company, National Association, not in its individual capacity (except as otherwise expressly set forth herein) but solely as Owner Trustee.

10.61     Trust Agreement [N586ML] dated as of December 10, 1999 between ICX
          Corporation, as Owner Participant and First Union Trust Company, as
          Owner Trustee.

10.62*    Lease Agreement [N586ML] dated as of December 10, 1999 between First
          Union Trust      Company, National Association, as Owner Trustee and
          Lessor and Midway Airlines Corporation, as Lessee.

10.63     Lease Supplement No. 1 [N586ML] dated as of December 15, 1999 between
          First Union Trust Company, National Association, not in its individual capacity (except as otherwise expressly set forth herein) but solely as Owner Trustee, the Lessor and Midway Airlines Corporation, as
          Lessee.

10.64     Purchase Agreement Assignment and Aircraft Manufacturer's Consent and
          Agreement [N586ML] dated as of December 10, 1999 between Midway
          Airlines Corporation, as Assignor and First Union Trust Company,
          National Association, not in its individual capacity by solely as owner Trustee, as Assignee.

10.65     Engine Warranty Assignment and Engine Manufacturer's Consent and
          Agreement [N586ML] between Midway Airlines Corporation, as Assignor and First Union Trust Company, National Association, not in its individual capacity but solely as Owner Trustee, as Assignee.

10.66*    Lease Agreement [N587ML] dated as of December 30, 1999 between Fleet
          National Bank, as Lessor and Midway Airlines Corporation, as Lessee.

10.67     Lease Supplement No. 1 [N587ML] dated as of December 30, 1999 between
          Fleet  National Bank.

10.68     Supplemental Agreement [N587ML] dated as of December 30, 1999 between
          Midway Airlines Corporation, as Lessee and Fleet National Bank, as
          Lessor.

10.69     Purchase Agreement Assignment and Aircraft Manufacturer's Consent and
          Agreement [N587ML] dated as of December 30, 1999 between Midway
          Airlines Corporation, as Assignor and Fleet National Bank, as
          Assignee.

10.70     Engine Warranty Assignment and Engine Manufacturer's Consent and
          Agreement [N587ML] dated as of December 30, 1999 between Midway
          Airlines Corporation, as Assignor and Fleet National Bank, as
          Assignee.

10.71*    Loan Agreement dated as of December 30, 1999 between Midway Airlines
          Corporation, as Borrower and Fleet Capital Corporation, as Lender.

10.72     Engine Security Agreement dated as of December 30, 1999 between Midway
          Airlines Corporation, as Borrower and Fleet Capital Corporation, as
          Lender.

10.73 Engine Security Agreement Supplement dated as of January 25, 2000 between Midway Airlines Corporation as Borrower and Fleet Capital
          Corporation, as Lender.

10.74*    Loan Agreement dated as of December 22, 1999 between Midway Airlines
          Corporation, as Borrower and General Electric Capital Corporation, as
          Lender.

10.75*    Consent and Agreement dated as of December 22, 1999 among Midway
          Airlines Corporation, General Electric Capital Corporation, as
          Assignee and The Boeing Company, as Manufacturer.

10.76* Security Agreement and Collateral Assignment of Purchase Agreement dated as of December 22, 1999 between Midway Airlines Corporation, as
          Assignor and General Electric Capital Corporation, as Assignee.

10.77*    Return Compensation Agreement dated as of December 6, 1999 between
          First Security Bank, N.A. not in its individual capacity , but solely as Owner Trustee, as Lessor, Midway Airlines Corporation, as Lessee and debis AirFinance B.V., as Beneficial Owner.

10.78*    Option Agreement dated as of December 6, 1999 between First Security
          Bank, N.A. not in its individual capacity, but solely as Owner
          Trustee, as Lessor, Midway Airlines Corporation, as Lessee, and debis
          AirFinance B.V. as Beneficial Owner.

10.79*    Lease Termination and Compensation Agreement between First Security
          Bank, N.A. not in its individual capacity but solely as Owner Trustee, as Lessor, Midway Airlines Corporation, as Lessee, and debis
          AirFinance B.V. as Beneficial Owner.

10.80* Letter Agreement No. 6-1162-CPJ-385 dated as of December 15, 1999 between The Boeing Company and Midway Airlines Corporation.

10.81     Fifth Amendment of Agreement of Sublease between American Airlines,
          Inc. and Midway Airlines Corporation, as Lessee.

10.82* Contract Change orders No. 1, No. 3, No. 4, No. 5, No. 6, No. 7, No. 8 and No. 9 between Bombardier Inc. and Midway Airlines Corporation.

10.83*    Secured Promissory Note dated December 30, 1999 from Midway Airlines
          Corporation to Fleet Capital Corporation.

10.84*    Secured Promissory Note dated January 25, 2000 from Midway Airlines
          Corporation to Fleet Capital Corporation.

10.85#    Participation Agreement [N583ML] dated as of August 10, 1999 among
          Midway Airlines Corporation as Lessee, Polaris Holding Company as
          Owner Participant, First Union Trust Company, National Association not in its individual capacity (except otherwise expressly set forth herein) but solely as Owner Trustee, Allfirst Bank as Indenture
          Trustee, and Canadian Regional Aircraft Finance Transaction No. 1
          Limited, as Loan Participant. Midway Airlines Corporation is a party to two additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.86#    Trust Agreement [N583ML] dated as of August 10, 1999 between Polaris
          Holding Company as Owner Participant and First Union Trust Company,
          National Association as Owner Trustee. There are two additional Trust
          Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.87#    Trust Indenture and Security Agreement [N583ML] dated as of August 10,
          1999 between First Union Trust Company, National Association as Owner
          Trustee and Allfirst Bank as Indenture Trustee. There are two additional Trust Indenture and Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.88#    Indenture Supplement [N583ML] dated as of August 16, 1999 of First
          Union Trust Company, National Association, a national banking association, not in its individual capacity but solely as Owner
          Trustee. There are two additional Indenture Supplements which are substantially identical in all material respects except as indicated on the exhibit.

10.89*#   Lease Agreement [N583ML] dated as of August 10, 1999 between First
          Union Trust Company, National Association as Owner Trustee and Lessor and Midway Airlines Corporation as Lessee. Midway Airlines Corporation is a party to two additional Lease Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.90#    Lease Supplement No.1 [N583ML] dated as of August 10, 1999 between
          First Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee except as otherwise provided therein, the Lessor and Midway Airlines Corporation, as Lessee. Midway
          Airlines Corporation is a party to two additional Lease Supplements
          No.1 which are substantially identical in all material respects except as indicated on the exhibit.

10.91#    Purchase Agreement Assignment and Aircraft Manufacturer's Consent
          [N583ML] dated as of August 10, 1999 between Midway Airlines
          Corporation as Assignor and First Union Trust Company, National
          Association as Assignee. Midway Airlines Corporation is a party to two additional Purchase Agreement Assignment and Aircraft Manufacturer's
          Consents which are substantially identical in all material respects except as indicated on the exhibit.

10.92# Engine Warranty Assignment and Engine Manufacturer's Consent [N583ML] dated as of August 10, 1999 between Midway Airlines Corporation, First
          Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee and General Electric Company.
          Midway Airlines Corporation is a party to two additional Engine
          Warranty Assignment and Engine Manufacturer's Consents which are substantially identical in all material respects except as indicated on the exhibit.

10.93*# General Terms Agreement No. 6-13593 dated as of June 11, 1999 by and between CFM International, Inc. and Midway Airlines Corporation.

10.94# Aircraft Lease Common Terms Agreement dated as of September 10, 1999 between General Electric Capital Corporation and Midway Airlines
          Corporation.

10.95*#   Aircraft Lease Agreement (serial no. 28613) dated as of September 10,
          1999 between General Electric Capital Corporation, as Lessor, and
          Midway Airlines Corporation, as Lessee.

10.96*#   Aircraft Lease Agreement (serial no. 30051) dated as of September 10,
          1999 between General Electric Capital Corporation, as Lessor, and
          Midway Airlines Corporation, as Lessee.

23.1      Consent of Independent Auditors

24.1      Powers of Attorney of Certain Officers and Directors of the Company.

27        Financial Data Schedule.

* Portions have been omitted pursuant to a request for confidential treatment. The confidential portions have been separately filed with the Securities and Exchange Commission.
+         Filed as Exhibit to Form S-1, Registration No. 333-37375, effective
          December 4, 1997, incorporated herein by reference.
++ Filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
+++ Filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
@         Exhibit containing differences filed as Exhibit to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
# Filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.