Form 10-Q
period 2000-03-31
MIDWAY AIRLINES CORP
filed 2000-05-11
CIK 946323

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                            Yes ____X___ No ________

    As of May 11, 2000 there were 8,613,595 shares of Common Stock, $.01 par value, of the registrant outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS


                           MIDWAY AIRLINES CORPORATION
                                 Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                    March 31,        December 31,
                                                                                                       2000              1999
                                                                                                     --------          --------
ASSETS
Current assets:
      Cash and cash equivalents                                                                       $23,826           $27,351
      Restricted cash                                                                                  18,121            10,668
      Short-term investments                                                                                -               545
      Accounts Receivable:
           Credit cards and travel agencies                                                             7,659             4,311
           Other (net)                                                                                  1,344             2,719
      Inventories                                                                                       3,497             3,638
      Deferred income tax asset                                                                         1,172             1,172
      Prepaids and other                                                                               10,106             9,878
                                                                                                     --------          --------

Total current assets                                                                                   65,725            60,282

Equipment and property:
      Flight                                                                                          130,289           124,808
      Other                                                                                            12,169            11,485
      Less accumulated depreciation and amortization                                                  (18,105)          (15,888)
                                                                                                     --------          --------

Total equipment and property, net                                                                     124,353           120,405
Other noncurrent assets:
      Equipment and aircraft purchase deposits                                                         78,278            61,824
      Aircraft lease deposits and other                                                                12,994             9,306
      Deferred income tax asset                                                                         9,506             4,872
                                                                                                     --------          --------

Total other noncurrent assets                                                                         100,778            76,002
                                                                                                     --------          --------

Total assets                                                                                         $290,856          $256,689
                                                                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                                $12,873           $11,574
      Accrued expenses                                                                                  4,951             6,385
      Accrued income and excise taxes                                                                   2,970             2,267
      Advance ticket sales                                                                             35,244            25,486
      Other current liabilities                                                                         7,488             2,686
      Related party line of credit, current portion                                                     5,000                 -
      Current maturities of long-term debt and capital lease obligations                                6,575             7,470
                                                                                                     --------          --------

Total current liabilities                                                                              75,101            55,868

Noncurrent liabilities:
      Related party line of credit, long-term portion                                                  10,000
      Long-term debt and capital lease obligations                                                    111,399           103,349
      Deferred income tax liability                                                                    14,336            14,336
      Other                                                                                             4,400                -
                                                                                                     --------          --------

Total noncurrent liabilities                                                                          140,135           117,685
                                                                                                      -------           -------

Total liabilities                                                                                     215,236           173,553
Stockholders' equity:
      Preferred stock, $0.01 par value; 12 million shares authorized; none issued and outstanding           -                 -
      Common stock, $0.01 par value; 25 million shares authorized; 8,602,395 and 8,613,595
           shares issued and outstanding at December 31, 1999 and March 31, 2000                           86                86
      Additional paid-in capital                                                                       54,393            54,349
      Retained earnings ($51.1 million of accumulated deficit eliminated
           in the quasi-reorganization as of June 30, 1997)                                            21,141            28,701
                                                                                                     --------          --------

Total stockholders' equity                                                                             75,620            83,136
                                                                                                     --------          --------

Total liabilities and stockholders' equity                                                           $290,856          $256,689
                                                                                                     ========          ========

                           MIDWAY AIRLINES CORPORATION
                            Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                                     For the Three Months Ended March 31,
                                                                     ------------------------------------

                                                              2000             1999           Favorable (Unfavorable)
                                                              ----             ----        -----------------------------
                                                                                             Variance       Variance %
                                                                                             --------       ----------
Operating revenues:
      Passenger                                              $59,063          $53,659            5,404           10%
      Cargo                                                      604              506               98           19%
      Contract and other                                         677              821              (144)         (18%)
                                                             -------           ------          --------      --------

Total revenues                                                60,344           54,986            5,358           10%
Operating expenses:
      Wages, salaries and related costs                       11,511            8,939           (2,572)         (29%)
      Aircraft fuel                                           10,034            4,119           (5,915)        (144%)
      Aircraft and engine rentals                             10,807            7,317           (3,490)         (48%)
      Commissions                                              3,797            3,642             (155)          (4%)
      Maintenance, materials and repairs                       3,326            3,962              636           16%
      Other rentals and landing fees                           3,431            2,391           (1,040)         (43%)
      Depreciation and amortization                            2,338            1,729             (609)         (35%)
      Other                                                   17,282           14,639           (2,643)         (18%)
      Equipment retirement charges                             9,163              927            (8,236)          NMF
                                                             -------           ------          --------      --------

Total operating expenses                                      71,689           47,665          (24,024)         (50%)

Operating income (loss)                                      (11,345)           7,321          (18,666)          NMF
Other income (expense):
      Interest income                                            336              658             (322)         (49%)
      Interest expense                                        (1,185)          (1,517)             332           22%
                                                             -------           ------          --------      --------

Total other income (expense)                                    (849)            (859)              10            1%

Income (loss) before income taxes                            (12,194)           6,462          (18,656)          NMF
Income tax expense (benefit)                                  (4,634)           2,456            7,090            NMF
                                                             -------           ------          --------

Net income (loss)                                            ($7,560)          $4,006          (11,566)          NMF
                                                             ========          ======          ========

Basic earnings (loss) per share:
      Net income (loss)                                       ($0.88)          $0.47
                                                              =======          =====
      Weighted average shares used in
         computing basic earnings (loss) per share          8,608,426       8,602,395
                                                           ==========       =========

Diluted earnings (loss) per share:
      Net income (loss)                                       ($0.88)           $0.42
                                                              =======           =====
      Weighted average shares used in
         computing diluted earnings (loss) per share       8,608,426        9,652,117
                                                          ==========        =========

                                      MIDWAY AIRLINES CORPORATION
                            Statements of Cash Flows

                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                        For the Three Months Ended
                                                                                                                   March 31,
                                                                                                           2000             1999
                                                                                                          --------        --------
OPERATING ACTIVITIES:
Net income (loss)                                                                                          $ (7,560)        $ 4,006
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                                           2,338           1,729
      Deferred income taxes                                                                                  (4,634)          2,456
      Other non-cash items                                                                                      160               -
      Amortization of discount on debt                                                                          437             110
      Changes in operating assets and liabilities:
           Restricted cash                                                                                   (7,453)         (4,065)
           Accounts receivable                                                                               (3,137)         (4,044)
           Inventories                                                                                          141             137
           Prepaids and other                                                                                  (243)            325
           Aircraft lease deposits and other                                                                 (3,803)         (3,671)
           Accounts payable and accrued expenses                                                               (135)           (966)
           Accrued excise and income taxes                                                                      703             611
           Advance ticket sales                                                                               9,758           7,987
           Other current liabilities                                                                          4,802          (1,284)
           Other noncurrent liabilities                                                                       4,400          (1,012)
                                                                                                            --------        --------

Net cash (used in) provided by operating activities                                                          (4,226)          2,319

INVESTING ACTIVITIES:
Purchase of short-term investments                                                                                -          (7,275)
Sale of short-term investments                                                                                  545               -
Purchase of equipment and property                                                                           (4,603)           (864)
Aircraft and equipment purchase deposits                                                                     (8,438)         (5,033)
Refund of aircraft and equipment purchase deposits                                                              207           1,776
                                                                                                            --------        --------

Net cash used in investing activities                                                                       (12,289)        (11,396)

FINANCING ACTIVITIES:
Issuance of common stock                                                                                         44               -
Proceeds from line of credit-related party                                                                   15,000               -
Repayment of long-term debt and capital lease obligations                                                    (2,054)         (1,771)
                                                                                                             -------         -------

Net cash provided by (used in) financing activities                                                          12,990          (1,771)

Decrease in cash and cash equivalents                                                                        (3,525)        (10,848)
Cash and cash equivalents at beginning of period                                                             27,351          48,736
                                                                                                            --------        --------

Cash and cash equivalents at end of period                                                                 $ 23,826        $ 37,888
                                                                                                          =========        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                                              $  3,391        $  1,785
                                                                                                           ========        ========

Income taxes paid                                                                                          $     11        $    138
                                                                                                           ========        ========

SCHEDULE OF NON-CASH ACTIVITIES:
Issuance of debt and capital leases for equipment purchases                                                $ 2,065         $     -
                                                                                                           ========        ========

Debt issued for aircraft purchase deposits                                                                 $ 8,223         $     -
                                                                                                           ========        ========

Accounts receivable from lessor offset against long-term
      note payable to lessor                                                                               $ 1,313         $     -
                                                                                                           ========        ========

                           MIDWAY AIRLINES CORPORATION

                          Notes to Financial Statements
           (Information as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 is unaudited)


1.      BASIS OF PRESENTATION


The unaudited interim financial statements included herein have been prepared by Midway Airlines Corporation ("Midway" or the "Company"), in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. The results of operations for any interim period presented are not necessarily indicative of the results to be expected for any other period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Certain reclassifications have been made in the prior year's financial statements to conform to the current year presentation.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. As of March 31, 2000 and December 31, 1999, approximately $18.1 million and $10.7 million, respectively, of cash and cash equivalents were restricted as to withdrawal; these funds serve as collateral to support letters of credit and a credit card holdback and are classified as restricted cash in the balance sheets.

CAPITALIZED INTEREST

Interest on aircraft purchase deposits was capitalized at an amount approximating the Company's incremental borrowing rate for similar type assets. All capitalized amounts are amortized over the term of the respective service life of the related equipment. Capitalized interest totaled $2.0 million and $0.2 million for the three months ended March 31, 2000 and 1999, respectively.

3.       EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                               THREE MONTHS ENDED MARCH 31
                                                                               2000 (1)             1999 (1)
                                                                         ---------------------- ------------------
Numerator:
   Net income (loss) (2)                                                 $     (7,560,000)      $      4,006,000

Denominator:
   Denominator for basic earnings (loss) per share - weighted average
   shares                                                                       8,608,426              8,602,395
   Effect of dilutive securities (3):
     Employee stock options                                                             -                659,140
     Warrants                                                                           -                390,582
                                                                         -----------------------------------------
   Dilutive common shares                                                               -              1,049,722
Denominator for diluted earnings (loss) per share - adjusted weighted
   average shares                                                               8,608,426              9,652,117
                                                                         =========================================

Basic earnings (loss) per share                                                 $ (0.88)                 $0.47
                                                                         =========================================
Diluted earnings (loss) per share                                               $ (0.88)                 $0.42
                                                                         =========================================

 (1) Options and warrants to purchase 1,523,706 shares of common stock were outstanding during the three months ended March 31, 2000, but were not included in the computation of earnings per share because the Company was in a net loss position, and, therefore, their effect would have been anti-dilutive. Options to purchase 262,375 shares of common stock at $15.50 per share were outstanding during the three months ended 1999, but were not included in the computation of diluted earnings per share for the three months ended March 31, 2000 and 1999 because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
(2)      Numerator for basic and diluted earnings (loss) per share.
(3)      Shares calculated using the "Treasury Stock" method under SFAS 128.


4.             DEBT

The Company received a $30 million revolving credit facility on March 31, 2000, provided by an entity owned by two shareholders, James H. Goodnight and John P. Sall. As of March 31, 2000, the outstanding balance under the credit facility was $15 million, of which $5 million is classified as related party line of credit, current portion in the balance sheet as of March 31, 2000. The credit facility carries a variable interest rate based on LIBOR plus 3% payable monthly, and a commitment fee of 0.5% on the average daily unused balance payable quarterly. Pursuant to the terms of this credit facility, the Company is obligated to undertake a rights offering of common stock. Amounts borrowed and outstanding under this credit facility in excess of $10 million, if any, must be repaid and the remaining available loan commitment must be reduced to $10 million on the earlier of September 30, 2000 or the date on which the Company completes the rights offering. The outstanding balance of all loans made under this credit facility is due and payable on March 31, 2002.

5.       COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS:

As of April 30, 2000, the Company has firm orders for four additional newly manufactured CRJ aircraft, all of which are scheduled to be delivered by December 2001. The Company also has options to acquire up to 14 additional CRJs with delivery dates for the first seven of these aircraft extending over a one year period beginning in 2002. The Company has firm orders to purchase fifteen additional 737 aircraft with deliveries scheduled to begin in September 2000 and end in October 2002, however, this delivery schedule could be impacted by a recently ended strike of The Boeing Company's engineers. The Company has options to acquire 10 additional 737 aircraft. To support its operations, the Company intends to acquire up to four CFM 56-7B spare engines to support the operation of the 737-700 fleet.

The Company currently leases eight F100s. In December 1999, the Company settled a pending lawsuit with the lessor of four Fokker F100 aircraft previously operated by the Company. As a result of this settlement, the Company recorded a pre-tax charge of approximately $700,000 during the fourth quarter of 1999 and obtained an option to terminate leases on four other F100s. On February 29, 2000, the Company exercised this option to terminate the leases on these four F100s prior to their scheduled lease expirations in 2003 and 2004, resulting in a revised scheduled return date of these aircraft in the first half of 2001. The Company is required to pay the lessor $2.125 million upon the termination of each of these four leases, of which $4.25 million is payable in each of the first two quarters of 2001. In addition, the Company is required to perform certain maintenance tasks on these aircraft prior to their return. During the three months ended March 31, 2000, the Company recorded $9.2 million in equipment retirement charges related to the exercise of this option. As of March 31, 2000, the Company has recorded liabilities of $8.8 million related to the lease termination penalties and related expenses. The remaining $363,000 charge relates to the write-down of leasehold improvements resulting from the shortened lease terms.

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

OTHER CONTINGENCIES:

The Company's pilots, fleet service (ramp) agents, and flight attendants are represented by labor unions. The pilots' representative, the Air Line Pilots Association ("ALPA"), was elected in December 1997, the ramp employees' representative, International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), was elected in June 1998, and the flight attendants' representative, the Association of Flight Attendants, AFL-CIO ("AFA") was elected in December 1998. Prior to those dates, none of the Company's employees were represented by a union. The Company's pilots recently ratified a collective bargaining agreement with the Company which became effective on April 1, 2000. With respect to the fleet service employees, a contract proposal was agreed upon by the IAM and the Company, and such agreement was submitted to the employees for ratification on October 28, 1999; it was rejected. The IAM filed an application for mediation with the National Mediation Board ("NMB") on November 3, 1999, and the NMB appointed a mediator on November 8, 1999. In February 2000, with the assistance of an NMB-appointed mediator, the Company reached agreement with the IAM and members of the fleet service agent negotiating committee on a collective bargaining agreement. The agreement was then submitted to the fleet service agents for ratification. On March 20, 2000, the company was advised that the fleet service agents voted not to approve the agreement. The Company believes that a request for further mediation will be made in this matter, but it has not yet received any information from either the IAM or the NMB in this respect. Negotiations with the AFA have not yet concluded.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL DATA INCLUDED IN THE COMPANY'S ANNUAL REPORT FILED ON FORM 10-K.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

OVERVIEW

RESULTS OF OPERATIONS

2000 began with fuel prices up significantly from the three months ended March 31, 1999 and a "hundred-year" snowstorm in January, which closed our hub at RDU for three days and other storms which effectively closed the system another two days. The Company exercised its option to terminate early four Fokker leases which resulted in a pre-tax charge of $9.2 million. For the three months ended March 31, 2000 the Company's net loss was $7.6 million. Revenue for the three months ended March 31,2000 was up 9.7% over the three months ended March 31, 1999 to $60.3 million.

The following chart shows the results of the three months ended March 31, 2000 and 1999 with and without the equipment retirement charges.

Dollars in millions except per      With Equipment Retirement          Without Equipment Retirement
share amounts                                Charges                             Charges
                                   Three Months Ended March 31,        Three Months Ended March 31,
                                   ----------------------------        ----------------------------
                                      2000             1999              2000              1999
                                      ----             ----              ----              ----
Operating income (loss)             $(11.3)            $7.3             $(2.2)             $8.2
Operating margin                    (18.8)%            13.3%            (3.6)%             15.0%
Net income (loss)                    $(7.6)            $4.0             $(1.9)             $4.6
Diluted earnings (loss) per
share                               $(0.88)            $0.42           $(0.19)             $0.47

UNUSUAL ITEMS

Three months ended March 31, 2000

o $9.2 million ($5.7 million net of taxes) equipment retirement charges related to the exercise of an option to return four leased F100 aircraft prior to the scheduled return at the end of their leases.
o $0.3 million ($0.2 million net of taxes) interest expense for the decrease in carrying value of debt discount proportionate to the $1.5 million decrease in principal related to the option agreement.

Three months Ended March 31, 1999

o $0.9 million ($0.6 million after taxes) equipment retirement charges related to the retirement of three aircraft during the first three months of 1999.

             SELECTED OPERATING DATA

                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------

                                                                                            Favorable (Unfavorable)
                                                                                            -----------------------
                                                               2000             1999         Variance       Variance %
                                                               ----             ----         --------       ----------
      ASMs (thousands)                                      464,127          375,649           88,478          23.6%
      RPMs (thousands)                                      310,823          238,624           72,199          30.3%
      Load Factor                                             67.0%            63.5%          3.4 pts           5.4%
      Breakeven Pax Load Factor (Note 1)                      70.4%            54.8%        (15.6 pts)        (28.5%)
      Departures                                             14,491           10,482            4,009          38.2%
      Block Hours                                            22,192           16,071            6,121          38.1%
      Passenger Revenue per ASM (cents)                       12.73            14.28             (1.6)        (10.9%)
      Passenger Yield (cents)                                  19.0             22.5             (3.5)        (15.5%)
      Average Fare                                              $95             $114             ($19)        (16.5%)
      Operating Cost per ASM (cents) (Note 1)                 13.47            12.44             (1.0)         (8.3%)
      Total  Cost per ASM (cents) (Note 1)                    13.65            12.67             (1.0)         (7.8%)
      Onboard Passengers                                    621,319          471,593          149,726          31.7%
      Average Seats per departure                                66               74               (8)        (10.8%)
      Average Stage Length (miles)                              459              467               (8)         (1.7%)
      Aircraft (average during period)                         29.0             21.5              7.5          34.9%
      Aircraft Utilization (hours per day)                      8.4              8.3              0.1           1.2%
      Fuel Price per Gallon (cents) (Note 2)                     80               36              (44)       (122.2%)

      (1)  Excludes equipment retirement charges
      (2)  Excludes taxes and into-plane fees

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

CAPACITY. In the three months ended March 31, 2000, the Company produced 464 million ASMs, an increase of 88 million or 23.6% from the three months ended March 31, 1999. The increase in ASM production was attributable to 38.2% more departures (to 14,491), offset somewhat by a 1.7% shorter average stage length (to 459 miles) and 10.8% fewer seats per departure (to 66 seats). These changes resulted from the change in the Company's fleet (see below). The ASM production was 5% lower than what it otherwise would have been due to the severe January weather.
                                          As of March 31,
                        Aircraft         2000         1999
                        --------         ----         ----

                F100 (98 seats)            8             10

                A320 (148 seats)           0              1

                CRJ (50 seats)            21             11

                Boeing (128 seats)         2              0
                                          --             --
                                          31             22



OPERATING REVENUES. The Company's operating revenues increased 9.7% to $60.3 million for the three months ended March 31, 2000 from $55.0 million for the three months ended March 31, 1999. The increase is attributable to a 31.7% increase in the number of passengers boarded to 621 thousand from 472 thousand partially offset by a 16.5% decrease in average fare to $95. Passenger revenue per ASM decreased 10.9% to 12.73 cents per ASM due to a a 15.5% decrease in passenger yield (revenue per RPM) to 19.0 cents, partially offset by 3.4 percentage point increase in load factor to 67.0%. Cargo revenue increased 19.4% to $0.6 million for the three months ended March 31, 2000 from $0.5 million for the three months ended March 31, 1999. The increase is due to a 28.5% increase in mail and an 8.7% increase in freight carried during the three months ended March 31, 2000. Other revenue decreased 17.5% to $0.7 million for the three months ended March 31, 2000 from $0.8 million for the three months ended March 31, 1999, due to an increase in revenue shared from the revenue sharing agreement with the Company's commuter affiliate, decreases in services to other airlines and other miscellaneous revenues, partially offset by an increase in charters.

OPERATING EXPENSES. The Company's operating expenses increased 50.4% to $71.7 million for the three months ended March 31, 2000 from $47.7 million for the three months ended March 31, 1999. Total expenses increased primarily due to increases in number of employees, wages, fuel, aircraft, landing fees, depreciation expense, and the recording of $9.2 million of equipment retirement charges in the three months ended March 31, 2000 partially offset by reduction in maintenance costs in the three months ended March 31, 2000. Total operating expense per ASM increased 21.7% to 15.44 cents from 12.69 cents. Excluding the one-time equipment retirement charges in 2000 and 1999, operating expense per ASM increased 8.3% to 13.47 cents from 12.44 cents. This increase is attributable to higher fuel prices, the costs from and decrease in ASMs from the winter storms, and the shrinking of the average aircraft size.

                                                                  Three Months Ended March 31,
                                                             2000                                1999
                                                             ----                                ----
                                                  Percent of      Cost per           Percent of       Cost per
                                                Total Expenses   ASM (Cents)       Total Expenses    ASM (Cents)
                                                --------------   -----------       --------------    -----------
Operating expenses:
      Wages, salaries and related costs              15.9%           2.48               18.4%           2.38
      Aircraft fuel                                  13.8            2.16                8.5            1.10
      Aircraft and engine rentals                    14.9            2.33               15.1            1.95
      Commissions                                     5.3            0.82                7.5            0.97
      Maintenance, materials and repairs              4.6            0.72                8.2            1.04
      Other rentals and landing fees                  4.7            0.74                4.9            0.64
      Depreciation and amortization                   3.2            0.50                3.6            0.46
      Other                                          23.8            3.72               30.1            3.90
                                                    -----            ----               ----            ----

Subtotal operating expenses before
      equipment retirement charges                   86.2           13.47               96.3           12.44

      Equipment retirement charges                   12.6            1.97                1.9            0.25
                                                    -----            ----                ---            ----

Total operating expenses                             98.8           15.44               98.2           12.69

Other income (expenses)                               1.2            0.18                1.8            0.23
                                                     ----            ----                ---            ----

Total expenses                                      100.0%          15.62              100.0%          12.92
                                                   ======           =====             ======           =====

Wages, salaries and related costs increased $2.6 million or 28.8% to $11.5 million for the three months ended March 31, 2000 from $8.9 million for the three months ended March 31, 1999. The increase is attributable to increased staffing associated with the addition of new aircraft and stations throughout the three months, annual wage increases for all personnel and general hiring to fill specific needs within the Company. For the three months ended March 31, 2000 there was no expense recorded for discretionary bonuses versus $0.7 million in 1999. Wages, salaries and related cost per ASM increased 0.10 cents or 4.2% to 2.48 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

Aircraft fuel expense increased 143.6% to $10.0 million for the three months ended March 31, 2000 from $4.1 million for the three months ended March 31, 1999. The increase was due to a 122.2% increase in the average liquid fuel price per gallon to 80 cents from 36 cents and a 27.2% increase in gallons of fuel consumed due to the increased number of flights. Aircraft fuel expense per ASM increased 96.4% to 2.16 cents driven by the 91.7% increase in total fuel cost per gallon (including taxes and into plane fees).

Aircraft and engine rental expense increased 47.7% to $10.8 million for the three months ended March 31, 2000 from $7.3 million for the three months ended March 31, 1999. The increase in expense is attributable to the rent expense on 10 additional leased CRJs and two Boeing 737-700s, offset by return of two F-100s and the Airbus A320 in the first half of 1999, and the reduction in the use of leased spare engines. Aircraft and engine rentals expense per ASM increased 19.5% to 2.33 cents from 1.95 cents. The increase in cost per ASM resulted primarily from the increase in the number of leased aircraft in 2000 and the higher CASM of the leased aircraft, partially offset by the return of the two F100 and one A320 aircraft in the first half of 1999.

Commission expense increased 4.3% to $3.8 million for the three months ended March 31, 2000 from $3.6 million for the three months ended March 31, 1999. This was due to a reduction in average commission paid partially offset by a 21.5% increase in agency-generated revenues. Commission expense per ASM decreased 15.5% to 0.82 cents from 0.97 cents, primarily driven by the reduction in commission rate paid and partially offset by an increase in travel agency revenues as a percent of passenger revenue to 70.0%.

Maintenance, materials and repairs expense decreased 16.1% to $3.3 million for the three months ended March 31, 2000 from $4.0 million in the three months ended March 31, 1999. The expense decrease is largely attributable to the return of the three leased, higher maintenance cost aircraft, partially offset by the 38.1% increase in block hours flown by new, lower maintenance cost aircraft. Maintenance, materials and repairs expense per ASM decreased 30.8% to 0.72 cents from 1.04 cents.

Other rentals and landing fees expense increased 43.5% to $3.4 million for the three months ended March 31, 2000 from $2.4 million for the three months ended March 31, 1999. Other rentals and landing fees expense per ASM increased 15.6% to 0.74 cents from 0.64 cents, due to the use of more space and thus higher rental costs at certain facilities, (mainly at RDU), increased slot costs, and a 27.2% increase in landed weight partially offset by a 17.4% decline in landing fee rates at RDU.

Depreciation and amortization expense increased 35.2% to $2.3 million for the three months ended March 31, 2000 from $1.7 million for the three months ended March 31, 1999. Depreciation and amortization expense per ASM increased 8.7% to
0.50 cents from 0.46 cents in the three months ended March 31, 1999. During the three months ended March 31, 2000 the Company increased its investment in fixed assets including parts for the 737-700 fleet, F100 fleet, and CRJ fleet, ground service equipment and computer equipment.

Other operating expense increased 18.1% to $17.3 million for the three months ended March 31, 2000 from $14.6 million for the three months ended March 31, 1999. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense and insurance. The increase in expense is attributable to the 38.2% increase in departures and to the 31.7% increase in passengers, partially offset by savings in insurance and efficiencies created by growth. Other operating expense per ASM decreased 4.6% to 3.72 cents from 3.90 cents in 1999.

Interest income decreased $0.3 million to $0.3 million for three months ending March 31, 2000 due to lower average cash balances due to predelivery deposits for the CRJ and Boeing fleets. Interest expense decreased $0.3 million to $1.2 million due to the offset of interest expense by the capitalized interest on aircraft deposits. Other income/expense per ASM for the three months ending March 31, 2000 was 0.18 cents compared to interest expense per ASM of 0.23 cents in the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's working capital decreased during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. As of March 31, 2000, the Company had cash, restricted cash, and short-term investments of $41.9 million and working capital of $(9.4) million compared to $58.7 million and $27.9 million, respectively, as of March 31, 1999. During the three months ended March 31, 2000, cash, restricted cash, and short-term investments increased $3.4 million, reflecting net cash provided by operating activities of $3.2 million (excluding changes in restricted cash), net cash used in investing activities of $12.8 million (excluding purchases and sales of short-term investments), and net cash provided by financing activities of $13.0 million. During the three months ended March 31, 2000, net cash provided by operating activities was primarily due to increases in liabilities, depreciation and amortization offset by the net loss and increases in receivables; net cash used in investing activities was due to purchases of equipment and property and equipment purchase deposits; and net cash provided by financing activities was due to proceeds from issuance of revolving debt.


CAPITAL RESOURCES

The Company's aircraft purchase obligations amount to approximately $610.0 million as of March 31, 2000. The Company's remaining pre-delivery deposit obligations amount to approximately $26.3 million. The Company's anticipated near-term, non-aircraft capital expenditures amount to approximately $19.4 million. Together, these obligations exceed the Company's internal capital resources and accordingly, the Company will be required to obtain capital from external sources. A substantial portion of the required external capital has been committed to the Company by the aircraft and engine manufacturers, subject to satisfaction of certain conditions. Additionally, the Company obtained a $30 million revolving credit facility provided by an entity owned by two stockholders, James H. Goodnight, Ph.D. and John P. Sall. Pursuant to this credit facility, the Company is obligated to undertake a rights offering of common stock. Messrs. Goodnight and Sall have agreed to exercise their rights to purchase shares of common stock in the Company and to purchase additional shares of common stock related to otherwise unexercised rights in the offering. Accordingly, the rights offering is expected to raise a minimum of approximately $32.4 million. The Company has obtained an indication of interest from certain banks to finance the remaining unfinanced obligations of the pre-delivery deposits, and continues to pursue external financing for aircraft purchase obligations and anticipated capital expenditures. No assurances can be given that the rights offering can be completed or that the pre-delivery deposit financings will be available on a timely basis.


CAPITAL EXPENDITURES

The Company's cash outflows for capital expenditures in the three months ended March 31, 2000 and 1999 were $4.6 million and $0.9 million, respectively, excluding financed purchases. Debt financed purchases in the three months ended March 31, 2000 and 1999 were $2.1 million and $0, respectively. The Company paid $8.4 million and $4.5 million in aircraft pre-delivery deposits in the three months ended March 31, 2000 and 1999, respectively. During the first quarter of 2000, $8.2 million for pre-delivery deposits for aircraft purchases was paid directly by the lender to the aircraft manufacturer.

As of April 30, 2000, the Company has in place firm orders to purchase four additional newly manufactured CRJ-200ER Canadair Regional Jet aircraft, all of which are scheduled to be delivered by December 2001. The Company also has options to acquire up to fourteen additional CRJs. The Company expects to arrange a combination of third party debt and leveraged lease financing, but will use available standby lease financing in the event that it is unable to arrange more attractive financing from third party sources. For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million.

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


OTHER FINANCING

The Company has significant lease obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from less than one year to approximately seventeen years. The Company's total rent expense for the three months ended March 31, 2000 and 1999 under all non-cancelable aircraft operating leases was approximately $10.8 million and $7.3 million, respectively.

CONTINGENCIES

Proceeds from the $30 million credit facility described above have been and will in the future be used to fund the payment of certain pre-aircraft delivery deposit obligations, for capital expenditures and for general working capital purposes. Amounts borrowed and outstanding under this credit facility in excess of $10 million, if any, must be repaid and the remaining available loan commitment must be reduced to not more than $10 million on the earlier of September 30, 2000 and the date on which the Company completes the rights offering of securities described below. The outstanding balance of all loans made under this credit facility is due and payable in full on March 31, 2002.

Pursuant to the terms of this credit facility, the Company is obligated to undertake a rights offering of securities on the following terms:

          o a right ("Right") to purchase a share of common stock in the Company will be issued to each holder of common stock in the Company on a share for share basis. The Rights will be issued to holders of common stock on the date which is 10 days after the filing of the registration statement covering such Rights (the "Record Date"). The Record Date may be postponed pending the effectiveness of the registration statement covering such Rights. The Rights will be issued immediately following the effectiveness of the registration statement covering such Rights (the "Issuance Date").

          o each Right shall entitle the holder thereof to purchase one share of common stock in the Company for $5.20 per common share (the "Subscription Price").

          o Rights to purchase shares of common stock in the Company will not be listed on NASDAQ or any other exchange and will not be transferable or assignable.

          o   Rights will be exercisable for 30 days from the Issuance Date.

          o Messrs. Goodnight and Sall have each agreed to exercise their respective Rights.

          o Messrs. Goodnight and Sall have also each agreed to purchase, and all other holders of common stock on the Record Date who have timely exercised all of their Rights will also have the right to purchase, at the Subscription Price, such shares of common stock subject to Rights issued on the Issuance Date which have not been timely exercised, multiplied by their percentage ownership interests in the Company's common stock on the Record Date.

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

SOME OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ESTIMATES CONTAINED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS INCLUDE THE
FOLLOWING:

The ability to generate sufficient cash flows and/or to obtain sufficient financing to support capital expansion plans and general operating activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Results of Operations, Liquidity and Capital Resources" in the Company's annual report on Form 10K for the fiscal year ended December 31, 1999.

Change in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws.

Fluctuations in the cost and availability of materials, fuel, equipment and labor including the continued availability of landing slots at New York/LaGuardia and Ronald Reagan Washington National airports. See "Business - Maintenance and Support, Slots, Fuel, Flight Equipment, Employees and Labor Relations" in the Company's annual report on Form 10K for the fiscal year ended December 31, 1999.

Unexpected delays in the delivery of new aircraft now scheduled for delivery in 2000, 2001, and 2002. See "Properties - Flight Equipment" in the Company's annual report on Form 10K for the fiscal year ended December 31, 1999.

The ability to achieve earnings forecasts, which are based on projected traffic and fares in the different markets the Company serves, some of which are more profitable than others.

Interest rate fluctuations and other capital market conditions.

The reliance on a limited number of markets and the ability to enter and develop new markets. See "Business - Growth Strategy" in the Company's annual report on Form 10K for the fiscal year ended December 31, 1999.

The effectiveness of and availability of resources to support advertising, marketing and promotional programs. See "Business - American Relationship" in the Company's annual report on Form 10K for the fiscal year ended December 31, 1999.

The uncertainties of litigation and/or administrative proceedings. See "Business
- Government Regulation, Employees and Labor Relations" and "Legal Proceedings" in the Company's annual report on Form 10K for the fiscal year ended December 31, 1999.

Adverse weather conditions, which could effect the Company's ability to operate. See "Business - Raleigh-Durham Market" in the Company's annual report on Form 10K for the fiscal year ended December 31, 1999.

The Company's significant dependence on the Raleigh-Durham Market. See "Business
- Raleigh-Durham Market" in the Company's annual report on Form 10K for the fiscal year ended December 31, 1999.

Control by existing stockholders. See "Business - Control by Existing Shareholders" in the Company's annual report on Form 10K for the fiscal year ended December 31, 1999.

The Company's indebtedness (including capital lease obligations). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's annual report on Form 10K for the fiscal year ended December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in Midway Airlines' 1999 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None to report.

ITEM 5.  OTHER INFORMATION.

         None to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a) Reports on Form 8-K:

         Date          Subject
         ----          -------

     April 14, 2000    Item 5:  Announcement of $30 million revolving loan with
                                Reedy Creek Investments, LLC.

         b) Exhibits
            Financial Data Schedule
           (see Edgar filing)

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Midway Airlines Corporation
                           Registrant

May 11, 2000               By /s/ STEVEN WESTBERG
                           Steven Westberg
                           Executive Vice President and General Manager