Form 10-Q
period 2000-06-30
MIDWAY AIRLINES CORP
filed 2000-08-14
CIK 946323

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                            Yes ____X___ No ________

    As of August 10, 2000 there were 15,174,755 shares of Common Stock, $.01 par value, of the registrant outstanding.

PART I.  Financial Information
Item 1.  Financial Statements



                           Midway Airlines Corporation
                                 Balance Sheets
                             (Dollars in thousands)

                                                               June 30,       December 31,
                                                                 2000            1999
                                                              (Unaudited)      (Audited)
                                                              -----------      ---------
ASSETS
Current assets:
    Cash and cash equivalents                                   $23,125          $27,351
    Restricted cash                                              16,703           10,668
    Short-term investments                                            -              545
    Accounts receivable:
           Credit cards and travel agencies                      13,699            4,311
           Other (net)                                            1,015            2,719
    Inventories                                                   3,708            3,638
    Deferred income tax asset                                     1,172            1,172
    Prepaids and other                                            6,780            9,878
                                                                  -----            -----

Total current assets                                             66,202           60,282

Equipment and property:
    Flight                                                      135,172          124,808
    Other                                                        12,766           11,485
    Less accumulated depreciation and amortization              (20,396)         (15,888)
                                                               --------         --------

Total equipment and property, net                               127,542          120,405

Other noncurrent assets:
    Equipment and aircraft purchase deposits                     92,916           61,824
    Aircraft lease deposits and other                            10,953            9,306
    Deferred income tax asset                                     8,586            4,872
                                                                  -----            -----

Total other noncurrent assets                                   112,455           76,002
                                                                -------           ------

Total assets                                                   $306,199         $256,689
                                                               ========         ========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                        $10,921          $11,574
    Accrued expenses                                                                          6,139            6,385
    Accrued income and excise taxes                                                           3,338            2,267
    Advance ticket sales                                                                     39,441           25,486
    Other current liabilities                                                                12,020            2,686
    Related party line of credit, current portion                                            10,000                -
    Current maturities of long-term debt and capital lease obligations                        6,534            7,470
                                                                                              -----            -----

Total current liabilities                                                                    88,393           55,868
Noncurrent liabilities:
    Related party line of credit, long-term portion                                          10,000                -
    Long-term debt and capital lease obligations                                            116,371          103,349
    Deferred income tax liability                                                            14,336           14,336
                                                                                             ------           ------

Total noncurrent liabilities                                                                140,707          117,685
                                                                                            -------          -------

Total liabilities                                                                           229,100          173,553
Stockholders' equity:
    Preferred stock, $0.01 par value; 12 million shares authorized; none issued and
       outstanding                                                                                -                -
    Common stock, $0.01 par value; 25 million shares authorized; 8,602,392 and
       8,613,592 shares issued and outstanding at December 31, 1999 and June 30, 2000            86               86
    Additional paid-in capital                                                               54,372           54,349
    Retained earnings ($51.1 million of accumulated deficit eliminated
           in the quasi-reorganization as of June 30, 1997)                                  22,641           28,701
                                                                                             ------           ------

Total stockholders' equity                                                                   77,099           83,136
                                                                                             ------           ------

Total liabilities and stockholders' equity                                                 $306,199         $256,689
                                                                                           ========         ========


                           Midway Airlines Corporation
                            Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                     For the Three Months Ended June 30,
                                                                     -----------------------------------
                                                           2000             1999            Favorable (Unfavorable)
                                                           ----             ----            ---------  ------------
                                                                                             Variance   Variance %
                                                                                             --------   ----------
Operating revenues:
     Passenger                                            $71,620          $54,387           $17,233          31.7%
     Cargo                                                    592              417               175          42.0
     Contract and other                                     1,729              747               982         131.5
                                                            -----        ---------        ----------         -----

Total revenues                                             73,941           55,551            18,390          33.1
Operating expenses:
     Wages, salaries and related costs                     13,693            9,606            (4,087)        (42.5)
     Aircraft fuel                                         11,069            4,685            (6,384)       (136.3)
     Aircraft and engine rentals                           11,737            7,397            (4,340)        (58.7)
     Commissions                                            3,755            3,654              (101)         (2.8)
     Maintenance, materials and repairs                     4,273            3,073            (1,200)        (39.0)
     Other rentals and landing fees                         3,369            2,538              (831)        (32.7)
     Depreciation and amortization                          2,396            1,844              (552)        (29.9)
     Other                                                 20,818           14,642            (6,176)        (42.2)
     Equipment retirement charges                               -            1,080             1,080         100.0
                                                        ---------         --------          --------         -----

Total operating expenses                                   71,110           48,519           (22,591)        (46.6)

Operating income                                            2,831            7,032            (4,201)        (59.7)
Other income (expense):
     Interest income                                          464              688              (224)        (32.6)
     Interest expense                                        (875)          (1,252)              377          30.1
                                                         --------          -------          --------         -----

Total other income (expense)                                 (411)            (564)              153          27.1
                                                        ---------         --------          --------         -----
Income before provision for income taxes                    2,420            6,468            (4,048)        (62.6)
Provision for income taxes                                    920            2,458             1,538          62.6
                                                        ---------         --------          --------         -----

Net income                                                 $1,500           $4,010           ($2,510)        (62.6%)
                                                        =========       ==========          ========         ======

Basic earnings  per share:
     Net income                                             $0.17            $0.47
                                                       ==========       ==========
     Weighted average shares used in
        computing basic earnings per share              8,613,592        8,602,392
                                                       ==========       ==========

Diluted earnings per share:
     Net income                                            $0.17             $0.42
                                                           =====             =====
     Weighted average shares used in
        computing diluted earnings  per share          8,831,395         9,563,381
                                                       =========        ==========

                           Midway Airlines Corporation
                            Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                     For the Six Months Ended June 30,
                                                                     ---------------------------------
                                                           2000             1999           Favorable (Unfavorable)
                                                           ----             ----           --------- -------------
                                                                                           Variance     Variance %
                                                                                           --------     ----------
Operating revenues:
     Passenger                                            $130,683        $108,047          $22,636         21.0%
     Cargo                                                   1,196             923              273         29.6
     Contract and other                                      2,406           1,568              838         53.4
                                                         ---------        --------         --------        -----

Total revenues                                             134,285         110,538           23,747         21.5
Operating expenses:
     Wages, salaries and related costs                      25,204          18,545           (6,659)       (35.9)
     Aircraft fuel                                          21,103           8,804          (12,299)      (139.7)
     Aircraft and engine rentals                            22,544          14,714           (7,830)       (53.2)
     Commissions                                             7,552           7,296             (256)        (3.5)
     Maintenance, materials and repairs                      7,599           7,035             (564)        (8.0)
     Other rentals and landing fees                          6,800           4,930           (1,870)       (37.9)
     Depreciation and amortization                           4,734           3,572           (1,162)       (32.5)
     Other                                                  38,100          29,279           (8,821)       (30.1)
     Equipment retirement charges                            9,163           2,008           (7,155)      (356.3)
                                                         ---------        --------         --------        -----

Total operating expenses                                   142,799          96,183          (46,616)       (48.5)

Operating income (loss)                                     (8,514)         14,355          (22,869)      (159.3)
Other income (expense):
     Interest income                                          800            1,347             (547)       (40.6)
     Interest expense                                      (2,060)          (2,770)             710         25.6
                                                         ---------        --------         --------        -----

Total other income (expense)                               (1,260)          (1,423)             163         11.5
                                                         ---------        --------         --------        -----
(Loss) income before (benefit) provision for
     income taxes                                          (9,774)          12,932          (22,706)      (175.6)
(Benefit) provision for income taxes                       (3,714)           4,914            8,628        175.6
                                                         ---------        --------         --------        -----

Net (loss) income                                         ($6,060)          $8,018         ($14,078)      (175.6%)
                                                         =========        ========          =======        ======

Basic (loss) earnings per share:
     Net (loss) income                                     ($0.70)           $0.93
                                                            =====            =====
     Weighted average shares used in
        computing basic earnings (loss) per share       8,611,007        8,602,392
                                                        =========        =========

Diluted (loss) earnings per share:
     Net (loss) income                                     ($0.70)           $0.83
                                                            =====            =====
     Weighted average shares used in
        computing diluted earnings (loss) per share     8,611,007        9,607,747
                                                        =========       ==========

                           Midway Airlines Corporation
                            Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                               For the Six Months Ended June 30,
                                                                               ---------------------------------
                                                                                     2000               1999
                                                                                     ----               ----
OPERATING ACTIVITIES:
Net (loss) income                                                                  $(6,060)            $8,018
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation and amortization                                                  4,734              3,572
      Deferred income taxes                                                         (3,714)                 -
      Gain on disposal of assets                                                         -                (28)
      Other non-cash items                                                             160                  -
      Amortization of discount on debt                                                 549                222
      Changes in operating assets and liabilities:
          Restricted cash                                                           (6,035)            (2,999)
          Accounts receivable                                                       (8,848)            (2,489)
          Inventories                                                                  (70)               (46)
          Prepaids and other                                                         3,006              3,885
          Aircraft lease deposits and other                                         (1,845)            (1,210)
          Accounts payable and accrued expenses                                       (899)                48
          Accrued excise and income taxes                                            1,071              4,103
          Advance ticket sales                                                      13,955              5,265
          Other current liabilities                                                  9,334                 77
          Other noncurrent liabilities                                                 -               (1,060)
                                                                                    -------            -------

Net cash provided by operating activities                                            5,338             17,358

INVESTING ACTIVITIES:
Purchase of short-term investments                                                       -             (7,275)
Sale of short-term investments                                                         545                  -
Purchase of equipment and property                                                 (10,048)            (7,189)
Proceeds from sale of equipment                                                         21                  -
Aircraft and equipment purchase deposits                                           (16,899)           (15,354)
Refund of aircraft and equipment purchase deposits                                     207              3,563
                                                                                    -------            -------

Net cash used in investing activities                                              (26,174)           (26,255)

FINANCING ACTIVITIES:
Issuance of common stock                                                                22                  -
Proceeds from line of credit-related party                                          30,000                  -
Repayment of line of credit-related party                                          (10,000)                 -
Repayment of long-term debt and capital lease obligations                           (3,412)            (3,029)
                                                                                    -------            -------

Net cash provided by (used in) financing activities                                 16,610             (3,029)

Decrease in cash and cash equivalents                                               (4,226)           (11,926)
Cash and cash equivalents at beginning of period                                    27,351             48,736
                                                                                    -------            ------

Cash and cash equivalents at end of period                                         $23,125            $36,810
                                                                                    =======           =======


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                       $6,843             $3,069
                                                                                    ======             ======

Income taxes paid                                                                      $27             $1,957
                                                                                       ===             ======

SCHEDULE OF NON-CASH ACTIVITIES:
Issuance of debt and capital leases for equipment purchases                         $2,065             $1,529
                                                                                    ======             ======

Debt issued for aircraft purchase deposits                                         $14,400             $    -
                                                                                   =======             ======

Accounts receivable from lessor offset against long-term
      note payable to lessor                                                        $1,313             $    -
                                                                                    ======             ======

                           Midway Airlines Corporation

                          Notes to Financial Statements
    (Information as of June 30, 2000 and for the three months and six months ended June 30, 2000 and 1999 are unaudited)


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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. As of June 30, 2000 and December 31, 1999, approximately $16.7 million and $10.7 million, respectively, of cash and cash equivalents were restricted as to withdrawal; these funds serve as collateral to support letters of credit and a credit card holdback and are classified as restricted cash in the balance sheets.

Capitalized Interest

Interest on aircraft purchase deposits was capitalized at an amount approximating the Company's incremental borrowing rate for similar type assets. All capitalized amounts are amortized over the term of the respective service life of the related equipment. Capitalized interest totaled $4.2 million and $0.6 million for the six months ended June 30, 2000 and 1999, respectively.

3.       Earnings (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                      Three months ended June 30,           Six months ended June 30,
                                                      2000 (1)             1999 (1)       2000 (1)             1999 (1)
                                                   ------------------------------------------------------------------------
Numerator:
   Net income (loss) (2)                                 $1,500,000       $4,010,000       ($6,060,000)     $8,018,000

Denominator:
   Denominator for basic earnings (loss) per              8,613,592        8,602,392         8,611,007       8,602,392
   share - weighted average shares
   Effect of dilutive securities (3):
     Employee stock options                                 217,918          570,420                 -         614,779
     Warrants                                                   475          390,569                 -         390,576
                                                   ------------------------------------------------------------------------
   Dilutive potential common shares (3)                     218,393          960,989                 -       1,005,355
Denominator for diluted earnings (loss) per
   share - adjusted weighted average shares and           8,831,395        9,563,381         8,611,007       9,607,747
   assumed conversions.
                                                   ========================================================================

Basic earnings (loss) per share                               $0.17            $0.47            ($0.70)          $0.93
                                                   ========================================================================
Diluted earnings (loss) per share                             $0.17            $0.42            ($0.70)          $0.83
                                                   ========================================================================

 (1) Options and warrants to purchase 1,301,770 shares of common stock were outstanding during the six months ended June 30, 2000, but were not included in the computation of earnings per share because the Company was in a net loss position, and, therefore, their effect would have been anti-dilutive. Options to purchase 245,930 shares of common stock at $15.50 per share were outstanding during the three and six months ended June 30, 1999, but were not included in the computation of diluted earnings per share for the three and six months ended June 30, 1999 because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
(2)    Numerator for basic and diluted earnings (loss) per share.
(3)    Shares calculated using the "Treasury Stock" method under SFAS 128.


4.    Debt

The Company received a $30 million revolving credit facility on March 31, 2000, provided by an entity owned by two shareholders, James H. Goodnight and John P. Sall. As of June 30, 2000, the outstanding balance under the credit facility was $20 million, of which $10 million is classified as related party line of credit, current portion in the balance sheet as of June 30, 2000. The credit facility carries a variable interest rate based on LIBOR plus 3% payable monthly, and a commitment fee of 0.5% on the average daily unused balance payable quarterly. Pursuant to the terms of this credit facility, the Company was obligated to undertake a rights offering of common stock. Amounts borrowed and outstanding under this credit facility in excess of $10 million, if any, must be repaid and the remaining available loan commitment must be reduced to $10 million on the earlier of September 30, 2000 or the date on which the Company completes the rights offering. The rights offering was completed on July 26, 2000. As of August 10, 2000, the outstanding balance under this credit facility is $0. The outstanding balance of all loans made under this credit facility is due and payable on March 31, 2002.

5.   Commitments and Contingencies

Aircraft Commitments:

As of July 31, 2000, the Company has firm orders for three additional newly manufactured CRJ aircraft, all of which are scheduled to be delivered by December 2001. The Company also has options to acquire up to 14 additional CRJs with delivery dates for the first seven of these aircraft extending over a one year period beginning in 2002. The Company has firm orders to purchase fifteen additional 737 aircraft with deliveries scheduled to begin in September 2000 and end in October 2002. The Company has options to acquire 10 additional 737 aircraft. The Company has also executed a term sheet in connection with its intention to lease three additional newly manufactured Boeing 737 aircraft scheduled to be delivered in November 2000 and October and November 2001. The Company intends to acquire up to four CFM 56-7B spare engines to support the operation of the 737-700 fleet.

The Company currently leases eight F100s. In December 1999, the Company settled a pending lawsuit with the lessor of four Fokker F100 aircraft previously operated by the Company. As a result of this settlement, the Company recorded a pre-tax charge of approximately $700,000 during the fourth quarter of 1999 and obtained an option to terminate leases on four other F100s. On February 29, 2000, the Company exercised this option to terminate the leases on these four F100s prior to their scheduled lease expirations in 2003 and 2004, resulting in a revised scheduled return date of these aircraft in the first half of 2001. The Company is required to pay the lessor $2.125 million upon the termination of each of these four leases, of which $4.25 million is payable in each of the first two quarters of 2001. In addition, the Company is required to perform certain maintenance tasks on these aircraft prior to their return. During the six months ended June 30, 2000, the Company recorded $9.2 million in equipment retirement charges related to the exercise of this option. As of June 30, 2000, the Company has recorded liabilities of $8.8 million related to the lease termination penalties and related expenses. The remaining $363,000 charge relates to the write-down of leasehold improvements resulting from the shortened lease terms.

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

Other Contingencies:

The Company's pilots, fleet service (ramp) agents, and flight attendants are represented by labor unions. The pilots' representative, the Air Line Pilots Association ("ALPA"), was elected in December 1997; the ramp employees' representative, International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), was elected in June 1998; and the flight attendants' representative, the Association of Flight Attendants, AFL-CIO ("AFA") was elected in December 1998. Prior to those dates, none of the Company's employees were represented by a union. The Company's pilots ratified a collective bargaining agreement with the Company which became effective on April 1, 2000. With respect to the fleet service employees, a contract proposal was agreed upon by the IAM and the Company, and such agreement was submitted to the employees for ratification on October 28, 1999; it was rejected. The IAM filed an application for mediation with the National Mediation Board ("NMB") on November 3, 1999, and the NMB appointed a mediator on November 8, 1999. In February 2000, with the assistance of an NMB-appointed mediator, the Company reached agreement with the IAM and members of the fleet service agent negotiating committee on a collective bargaining agreement. The agreement was then submitted to the fleet service agents for ratification. On March 20, 2000, the Company was advised that the fleet service agents voted not to approve the agreement. Further mediation of this matter has commenced and additional meetings will be held. Negotiations with the AFA have not yet concluded.

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

6.  Subsequent Events

On July 26, 2000, the Company completed a rights offering related to its common stock which raised $34.1 million before expenses. An additional 6,561,163 shares of common stock were issued at $5.20 per share. Common stock issued and outstanding after the rights offering totals 15,174,755 shares. From the proceeds of the offering, $5.0 million was used to prepay all amounts then outstanding under a $30 million revolving credit facility provided by an entity owned by two stockholders, James H. Goodnight, Ph.D. and John P. Sall. As of August 11, 2000, the Company may draw up to $10 million under this revolving credit facility. Messrs. Goodnight and Sall own approximately 66.1% of the outstanding stock as of August 11, 2000.

On August 11, 2000 the Company closed a financing with a syndicate of banks who have agreed to provide the Company with up to $37.5 million, in the aggregate, to either reimburse the Company for cash pre-delivery deposits previously made pursuant to its purchase agreement with The Boeing Company or to make pre-delivery deposits that become due under such agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL DATA INCLUDED IN THE COMPANY'S ANNUAL REPORT FILED ON FORM 10-K.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

OVERVIEW

Results of Operations

Fuel prices have continued to be up significantly in the three months ended June 30, 2000 from the three months ended June 30, 1999. Fuel expense increased $6.4 million, or 136.3% in the three months ended June 30, 2000, mainly due to the 86% increase in fuel price per gallon to $0.80 from $0.43 and a 40.6% increase in gallons of fuel consumed due to increased number of flights. For the three months ended June 30, 2000 the Company's net income was $1.5 million. Revenue for the three months ended June 31, 2000 was up 33.1% over the three months ended June 30, 1999 to $73.9 million.

The following chart shows the results of the three months ended June 30, 2000 and 1999 with and without the equipment retirement charges incurred in 1999 relating to the retirement of two aircraft, one of which left the fleet in May and one in June.

Dollars in millions except per       With Equipment Retirement          Without Equipment Retirement
share amounts                                 Charges                             Charges
                                    Three Months Ended June 30,         Three Months Ended June 30.
                                    ---------------------------         ---------------------------
                                      2000             1999              2000              1999
                                      ----             ----              ----              ----
Operating income                      $2.8             $7.0              $2.8              $8.1
Operating margin                       3.8%            12.7%              3.8%             14.6%
Net income                            $1.5             $4.0              $1.5              $4.7
Diluted earnings per share           $0.17            $0.42             $0.17             $0.49


    Unusual Items

    Three months ended June 30, 1999

     o $1.1 million ($0.6 million after taxes) equipment retirement charges related to the retirement of two aircraft during the three months ended June 30, 1999.


             Selected Operating Data
                                                                   For the Three Months Ended June 30,

                                                                                          Favorable   (Unfavorable)
                                                              2000              1999       Variance     Variance %
                                                            ---------        ---------     --------     ----------
     ASMs (thousands)                                        517,880          375,476      142,404         37.9%
     RPMs (thousands)                                        371,778          251,939       119,839        47.6%
     Load Factor                                                71.8%            67.1%      4.7 pts         7.0%
     Breakeven Passenger Load Factor (1)                        69.4%            57.7%   (11.7) pts       (20.3%)
     Departures                                               16,392           10,786         5,606        52.0%
     Block Hours                                              24,844           16,721         8,123        48.6%
     Passenger Revenue per ASM (cents)                          13.8             14.5          (0.7)       (4.5%)
     Passenger Yield (cents)                                    19.3             21.6          (2.3)      (10.8%)
     Average Fare                                                $94             $108          ($14)      (12.8%)
     Operating Cost per ASM (cents) (1)                        (13.7)           (12.6)         (1.1)       (8.7%)
     Total  Cost per ASM (cents) (1)                           (13.8)           (12.8)         (1.0)       (8.0%)
     Onboard Passengers                                      760,660          503,353       257,307        51.1%
     Average Seats per departure                                  66               71            (5)       (7.0%)
     Average Stage Length (miles)                                451              473           (22)       (4.7%)
     Aircraft (average during period)                           31.9             20.9          11.0        52.6%
     Aircraft Utilization (hours per day)                        8.6              8.8          (0.2)       (2.7%)
     Fuel Price per Gallon (cents) (2)                            80               43           (37)      (86.0%)


     (1)  Excludes equipment retirement charges
     (2)  Excludes taxes and into-plane fees

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Capacity. In the three months ended June 30, 2000, the Company produced 518 million ASMs, an increase of 142 million or 37.9% from the three months ended June 30, 1999. The increase in ASM production was attributable to 52% more departures (to 16,392), offset somewhat by a 4.7% shorter average stage length (to 451 miles) and 7% fewer seats per departure (to 66 seats). These changes resulted from the change in the Company's fleet (see below).
                                                                As of June 30,
                            Aircraft                        2000           1999
                            --------                        ----           ----
                          F100 (98 seats)                      8              8
                          CRJ (50 seats)                      22             12
                          Boeing (128 seats)                   2              0
                                                             ---            ---
                                                              32             20

Operating Revenues. The Company's operating revenues increased 33.1% to $73.9 million for the three months ended June 30, 2000 from $55.6 million for the three months ended June 30, 1999. The increase is attributable to a 51.1% increase in the number of passengers boarded to 761 thousand from 503 thousand partially offset by a 12.8% decrease in average fare to $94. Passenger revenue per ASM decreased 4.5% to 13.8 cents per ASM due to a 10.8% decrease in passenger yield (revenue per RPM) to 19.3 cents, partially offset by 4.7 percentage point increase in load factor to 71.8%. Cargo revenue increased 42% to $0.6 million for the three months ended June 30, 2000 from $0.4 million for the three months ended June 30, 1999. The increase is due to a 49.8% increase in mail pounds carried and a 41.4% increase in freight pounds carried during the three months ended June 30, 2000. Other revenue increased 131.5% to $1.7 million for the three months ended June 30, 2000 from $0.7 million for the three months ended June 30, 1999, due to a change in the revenue sharing arrangement with the Company's commuter affiliate and increases in administrative fee revenue and charters.

Operating Expenses. The Company's operating expenses increased 46.6% to $71.1 million for the three months ended June 30, 2000 from $48.5 million for the three months ended June 30, 1999. Total expenses increased due to overall increase in the size, capacity, and passengers served in the three months ended June 30, 2000. Total operating expense per ASM increased 6.3% to 13.73 cents from 12.92 cents. Excluding the one-time equipment retirement charges in 1999, operating expense per ASM increased 8.7% to 13.73 cents from 12.63 cents. This increase is attributable primarily to higher fuel prices, the increase in the fleet size shown above, and the 7% decrease in seats per departure, partially offset by savings in commissions.

                                                                    Three Months Ended June 30,
                                                             2000                                1999
                                                             ----                                ----
                                                  Percent of       Cost per           Percent of         Cost per
                                                Total Expenses    ASM (Cents)       Total Expenses     ASM (Cents)
                                                --------------    -----------       --------------     -----------
Operating expenses:
     Wages, salaries and related costs               19.1%           2.64                19.6%             2.56
     Aircraft fuel                                   15.5            2.14                 9.5              1.25
     Aircraft and engine rentals                     16.4            2.27                15.1              1.97
     Commissions                                     5.3             0.72                 7.4              0.97
     Maintenance, materials and repairs              6.0             0.83                 6.3              0.81
     Other rentals and landing fees                  4.7             0.65                 5.2              0.68
     Depreciation and amortization                   3.3             0.46                 3.8              0.49
     Other                                           29.1            4.02                29.8              3.90
                                                     ----            ----                ----              ----
Subtotal operating expenses before
     Equipment retirement charges                    99.4           13.73                96.7             12.63
Equipment retirement charges                          0.0            0.00                 2.2              0.29
                                                     ----            ----                ----              ----

Total operating expenses                             99.4           13.73                98.9             12.92

Other (income) expenses                               0.6            0.08                 1.1              0.15
                                                     ----           -----               -----              ----

Total expenses                                      100.0%          13.81               100.0%            13.07
                                                    ======          =====              ======             =====



Wages, salaries and related costs increased $4.1 million or 42.5% to $13.7 million for the three months ended June 30, 2000 from $9.6 million for the three months ended June 30, 1999. The increase is attributable to increased staffing associated with the addition of new aircraft and stations throughout the three months, annual wage increases for all personnel and general hiring to fill specific needs within the Company. For the three months ended June 30, 2000 there was no expense recorded for discretionary bonuses versus $0.6 million in 1999. Wages, salaries and related cost per ASM increased 0.08 cents or 3.1% to
2.64 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

Aircraft fuel expense increased 136.3% to $11.1 million for the three months ended June 30, 2000 from $4.7 million for the three months ended June 30, 1999. The increase was due to an 86% increase in the average liquid fuel price per gallon to 80 cents from 43 cents and a 40.6% increase in gallons of fuel consumed due to the increased number of flights. Aircraft fuel expense per ASM increased 71.2% to 2.14 cents driven by the 68% increase in total fuel cost per gallon (including taxes and into plane fees).

Aircraft and engine rental expense increased 58.7% to $11.7 million for the three months ended June 30, 2000 from $7.4 million for the three months ended June 30, 1999. The increase in expense is attributable to the rent expense on additional leased CRJs and two Boeing 737-700s, partially offset by return of one F-100 and the Airbus A320, and the reduction in the use of leased spare engines. Aircraft and engine rentals expense per ASM increased 15.2% to 2.27 cents from 1.97 cents. The increase in aircraft and engine rental expense per ASM resulted primarily from the increase in the number of leased aircraft in 2000 and the higher cost per ASM of the leased aircraft, partially offset by the return of the one F100 and one A320 aircraft in the second quarter of 1999.

Commission expense increased 2.8% to $3.8 million for the three months ended June 30, 2000 from $3.7 million for the three months ended June 30, 1999. This was due to a 46.9% increase in agency-generated revenues partially offset by reduction in average commission paid. Commission expense per ASM decreased 25.8% to 0.72 cents from 0.97 cents, primarily driven by the reduction in commission rate paid and partially offset by an increase in travel agency revenues as a percent of passenger revenue to 73.2%.

Maintenance, materials and repairs expense increased 39.0% to $4.3 million for the three months ended June 30, 2000 from $3.1 million in the three months ended June 30, 1999. The expense increase is largely attributable to the 48.6% increase in block hours. Maintenance, materials and repairs expense per ASM increased 2.5% to 0.83 cents from 0.81 cents.

Other rentals and landing fees expense increased 32.7% to $3.4 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999 driven by the 52% increase in departures. Other rentals and landing fees expense per ASM decreased 4.4% to 0.65 cents from 0.68 cents.

Depreciation and amortization expense increased 29.9% to $2.4 million for the three months ended June 30, 2000 from $1.8 million for the three months ended June 30, 1999. Depreciation and amortization expense per ASM decreased 6.1% to
0.46 cents from 0.49 cents in the three months ended June 30, 1999. During the three months ended June 30, 2000 the Company increased its investment in fixed assets including capitalized interest for the 737-700 fleet, and purchases primarily for the 737-700 and CRJ fleet.

Other operating expense increased 42.2% to $20.8 million for the three months ended June 30, 2000 from $14.6 million for the three months ended June 30, 1999. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense, training, and insurance. The increase in expense is attributable to the 52% increase in departures and to the 51.1% increase in passengers. Other operating expense per ASM increased 3.1% to
4.02 cents from 3.90 cents in 1999.

Interest income decreased 32.6% to $0.5 million for three months ending June 30, 2000 due to lower average cash balances due to payment of pre-delivery deposits for the CRJ and Boeing fleets. Interest expense decreased 30.1% to $0.9 million due to the offset of interest expense by the capitalized interest on aircraft purchase deposits. Net interest expense per ASM for the three months ending June 30, 2000 was 0.08 cents compared to net interest expense per ASM of 0.15 cents in the comparable prior period.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

OVERVIEW

Results of Operations

Fuel prices have continued to be up significantly from the six months ended June 30, 1999. Fuel expense increased $12.3 million, or 139.7% in the six months ended June 30, 2000. Results were also impacted by a "hundred-year" snowstorm in January which closed our hub at RDU for three days and other storms which effectively closed the system another two days. The Company exercised its option to terminate early four Fokker leases which resulted in a pre-tax charge of $9.2 million. For the six months ended June 30, 2000 the Company's net loss was $6.1 million. Revenue for the six months ended June 30, 2000 was up 21.5% over the six months ended June 30, 1999 to $134.3 million.

The following chart shows the results of the six months ended June 30, 2000 and 1999 with and without the equipment retirement charges.

Dollars in millions except per       With Equipment Retirement         Without Equipment Retirement
share amounts                                 Charges                            Charges
                                     Six months Ended June 30,           Six months Ended June 30,
                                     -------------------------           -------------------------
                                      2000             1999              2000              1999
                                      ----             ----              ----              ----
Operating income (loss)              $(8.5)            $14.4             $0.6              $16.3
Operating margin                      (6.3)%            13.0%             0.5%              14.8%
Net income (loss)                    $(6.1)             $8.0            $(0.4)              $9.3
Diluted earnings (loss) per
share                               $(0.70)            $0.83           $(0.04)             $0.96

Unusual Items

Six months ended June 30, 2000

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

Six months ended June 30, 1999

o $2.0 million ($1.2 million after taxes) equipment retirement charges related to the retirement of three aircraft during the first six months of 1999.

             Selected Operating Data
                                                                     For the Six Months Ended June 30,

                                                                                            Favorable   (Unfavorable)
                                                              2000             1999          Variance     Variance %
                                                             -------          -------        --------     ----------
     ASMs (thousands)                                        982,007          751,125          230,882     30.7%
     RPMs (thousands)                                        682,869          490,299          192,570     39.3%
     Load Factor                                                69.5%            65.3%         4.2 pts      6.4%
     Breakeven Passenger Load Factor (1)                        69.9%            56.2%      (13.7) pts    (24.4%)
     Departures                                               30,883           21,268            9,615     45.2%
     Block Hours                                              47,036           32,792           14,244     43.4%
     Passenger Revenue per ASM (cents)                          13.3             14.4             (1.1)    (7.5%)
     Passenger Yield (cents)                                    19.1             22.0             (2.9)   (13.1%)
     Average Fare                                                $95             $111             ($16)   (14.7%)
     Operating Cost per ASM (cents) (1)                        (13.6)           (12.5)            (1.1)    (8.5%)
     Total  Cost per ASM (cents) (1)                           (13.7)           (12.7)            (1.0)    (7.9%)
     Onboard Passengers                                    1,382,578          974,946          407,632     41.8%
     Average Seats per departure                                  66               72               (6)    (8.6%)
     Average Stage Length (miles)                                454              470              (16)    (3.3%)
     Aircraft (average during period)                           30.4             21.2              9.2     43.4%
     Aircraft Utilization (hours per day)                        8.5              8.5             (0.0)    (0.0%)
     Fuel Price per Gallon (cents) (2)                            80               40              (40)  (100.0%)


     (1)  Excludes equipment retirement charges
     (2)  Excludes taxes and into-plane fees

Six months Ended June 30, 2000 Compared to Six months Ended June 30, 1999

Capacity. In the six months ended June 30, 2000, the Company produced 982 million ASMs, an increase of 231 million or 30.7% from the six months ended June 30, 1999. The increase in ASM production was attributable to 45.2% more departures (to 30,883), offset somewhat by a 3.3% shorter average stage length (to 454 miles) and 8.6% fewer seats per departure (to 66 seats). These changes resulted from the change in the Company's fleet (see below). The ASM production was lower than what it otherwise would have been due to the severe January weather.
                                             As of June 30,
                   Aircraft              2000            1999
                   --------              ----            ----
                F100 (98 seats)            8               8
                CRJ (50 seats)            22              12
                Boeing (128 seats)         2               0
                                         ---             ---
                                          32              20


Operating Revenues. The Company's operating revenues increased 21.5% to $134.3 million for the six months ended June 30, 2000 from $110.5 million for the six months ended June 30, 1999. The increase is attributable to a 41.8% increase in the number of passengers boarded to 1.4 million from 1.0 million partially offset by a 14.7% decrease in average fare to $95. Passenger revenue per ASM decreased 7.5% to 13.3 cents per ASM due to a 13.1% decrease in passenger yield (revenue per RPM) to 19.1 cents, partially offset by 4.2 percentage point increase in load factor to 69.5%. Cargo revenue increased 29.6% to $1.2 million for the six months ended June 30, 2000 from $0.9 million for the six months ended June 30, 1999. The increase is due to a 37.9% increase in mail pounds carried and a 23.7% increase in freight pounds carried during the six months ended June 30, 2000. Other revenue increased 53.4% to $2.4 million for the six months ended June 30, 2000 from $1.6 million for the six months ended June 30, 1999, due to a change in the revenue sharing arrangement with the Company's commuter affiliate and increases in administrative fee revenue and charters.

Operating Expenses. The Company's operating expenses increased 48.5% to $142.8 million for the six months ended June 30, 2000 from $96.2 million for the six months ended June 30, 1999. Total expenses increased due to overall increase in the size, capacity, and passengers served in the six months ended June 30, 2000. Total operating expense per ASM increased 13.6% to 14.54 cents from 12.80 cents. Excluding the one-time equipment retirement charges in 2000 and 1999, operating expense per ASM increased 8.6% to 13.61 cents from 12.53 cents. This increase is attributable primarily to higher fuel prices, the winter storms, the increase in the fleet size shown above, and the 8.6% decrease in seats per departure, partially offset by savings in commissions.


                                                                     Six Months Ended June 30,
                                                      2000                                1999
                                                      ----                                ----
                                                   Percent of        Cost per          Percent of        Cost per
                                                 Total Expenses    ASM (Cents)       Total Expenses     ASM (Cents)
                                                 --------------    -----------       --------------     -----------
Operating expenses:
     Wages, salaries and related costs                17.5%            2.57               18.9%            2.46
     Aircraft fuel                                    14.6             2.15                9.0             1.17
     Aircraft and engine rentals                      15.7             2.30               15.1             1.96
     Commissions                                       5.2             0.77                7.5             0.97
     Maintenance, materials and repairs                5.3             0.77                7.2             0.94
     Other rentals and landing fees                    4.7             0.69                5.1             0.66
     Depreciation and amortization                     3.3             0.48                3.7             0.47
     Other                                            26.4             3.88               30.0             3.90
                                                      ----             ----               ----             ----

Subtotal operating expenses before
     equipment retirement charges                     92.7            13.61               96.5            12.53
Equipment retirement charges                           6.4             0.93                2.1             0.27
                                                      ----            -----               ----            -----

Total operating expenses                              99.1            14.54               98.5            12.80

Other (income) expenses                                0.9             0.13                1.5             0.19
                                                      ----            -----               ----            -----

Total expenses                                       100.0%           14.67              100.0%           12.99
                                                     ======           =====              ======           =====

Wages, salaries and related costs increased $6.7 million or 35.9 % to $25.2 million for the six months ended June 30, 2000 from $18.5 million for the six months ended June 30, 1999. The increase is attributable to increased staffing associated with the addition of new aircraft and stations throughout the six months, annual wage increases for all personnel and general hiring to fill specific needs within the Company. For the six months ended June 30, 2000 there was no expense recorded for discretionary bonuses versus $1.3 million in 1999. Wages, salaries and related cost per ASM increased 0.11 cents or 4.5% to 2.57 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

Aircraft fuel expense increased 139.7% to $21.1 million for the six months ended June 30, 2000 from $8.8 million for the six months ended June 30, 1999. The increase was due to a 100% increase in the average liquid fuel price per gallon to 80 cents from 40 cents and a 33.9% increase in gallons of fuel consumed due to the increased number of flights. Aircraft fuel expense per ASM increased 83.8% to 2.15 cents driven by the 79% increase in total fuel cost per gallon (including taxes and into plane fees).

Aircraft and engine rental expense increased 53.2% to $22.5 million for the six months ended June 30, 2000 from $14.7 million for the six months ended June 30, 1999. The increase in expense is attributable to the rent expense on additional leased CRJs and two Boeing 737-700s, partially offset by the return of two F-100s and the Airbus A320 in the first half of 1999, and the reduction in the use of leased spare engines. Aircraft and engine rentals expense per ASM increased 17.3% to 2.30 cents from 1.96 cents. The increase in aircraft and engine rental expense per ASM resulted primarily from the increase in the number of leased aircraft in 2000 and the higher cost per ASM of the leased aircraft, partially offset by the return of the two F100 and one A320 aircraft in the first half of 1999.

Commission expense increased 3.5% to $7.6 million for the six months ended June 30, 2000 from $7.3 million for the six months ended June 30, 1999. This was due to a 34.5% increase in agency-generated revenues, partially offset by reduction in average commission paid. Commission expense per ASM decreased 20.6% to 0.77 cents from 0.97 cents, driven by the reduction in commission rate paid and partially offset by an increase in travel agency revenues as a percent of passenger revenue to 71.8%.

Maintenance, materials and repairs expense increased 8.0% to $7.6 million for the six months ended June 30, 2000 from $7.0 million in the six months ended June 30, 1999. The expense increase is largely attributable to the 43.4% increase in block hours. Maintenance, materials and repairs expense per ASM decreased 18.1% to 0.77 cents from 0.94 cents.

Other rentals and landing fees expense increased 37.9% to $6.8 million for the six months ended June 30, 2000 from $4.9 million for the six months ended June 30, 1999 primarily due to the 45.2% increase in departures. Other rentals and landing fees expense per ASM increased 4.5% to 0.69 cents from 0.66 cents, due to the use of more space and thus higher rental costs at certain facilities (mainly at RDU) and increased slot costs.

Depreciation and amortization expense increased 32.5% to $4.7 million for the six months ended June 30, 2000 from $3.6 million for the six months ended June 30, 1999. Depreciation and amortization expense per ASM increased 2.1% to 0.48 cents from 0.47 cents in the six months ended June 30, 1999. During the six months ended June 30, 2000 the Company increased its investment in fixed assets including capitalized interest for the 737-700 fleet, purchases primarily for the 737-700 and CRJ fleet, and ground service equipment.

Other operating expense increased 30.1% to $38.1 million for the six months ended June 30, 2000 from $29.3 million for the six months ended June 30, 1999. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense, training and insurance. The increase in expense is attributable to the 45.2% increase in departures and to the 41.8% increase in passengers. Other operating expense per ASM decreased 0.5% to 3.88 cents from 3.90 cents in 1999.

Interest income decreased 40.6% to $0.8 million for six months ending June 30, 2000 due to lower average cash balances due to pre-delivery deposits for the CRJ and Boeing fleets. Interest expense decreased 25.6% to $2.1 million due to the offset of interest expense by the capitalized interest on aircraft purchase deposits. Net interest expense per ASM for the six months ending June 30, 2000 was 0.13 cents compared to net interest expense per ASM of 0.19 cents in the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's working capital decreased during the six months ended June 30, 2000 compared to the year ended December 31, 1999. As of June 30, 2000, the Company had cash, restricted cash, and short-term investments of $39.8 million and a working capital deficit of $22.2 million compared to cash, restricted cash, and short-term investments of $38.6 million and working capital of $4.4 million respectively as of December 31, 1999. During the six months ended June 30, 2000, cash, restricted cash, and short-term investments increased $1.3 million, reflecting net cash provided by operating activities of $11.4 million (excluding changes in restricted cash), net cash used in investing activities of $26.7 million (excluding purchases and sales of short-term investments), and net cash provided by financing activities of $16.6 million. During the six months ended June 30, 2000, net cash provided by operating activities was primarily due to increases in liabilities, advance ticket sales, depreciation and amortization offset by the net loss and increases in receivables; net cash used in investing activities was due to purchases of equipment and property and equipment purchase deposits; and net cash provided by financing activities was due to proceeds from issuance of revolving debt.

CAPITAL RESOURCES

The Company's aircraft purchase obligations amount to approximately $593 million as of June 30, 2000. The Company's remaining pre-delivery deposit obligations amount to approximately $7.2 million. The Company's anticipated near-term, non-aircraft capital expenditures amount to approximately $15.0 million. Together, these obligations exceed the Company's internal capital resources and accordingly, the Company will be required to obtain capital from external sources. A substantial portion of the required external capital has been committed to the Company by the aircraft and engine manufacturers, subject to satisfaction of certain conditions. Additionally, the Company raised approximately $34.1 million before expenses as a result of its issuance of 6,561,163 new shares of common stock pursuant to a rights offering which expired on July 26, 2000. Approximately $5.0 million of the proceeds of the offering were used to repay amounts outstanding under a $30 million revolving credit facility provided by an entity owned by two stockholders, James H. Goodnight, Ph.D. and John P. Sall. As a result of the completion of the rights offering, the commitment under this facility reduced to $10 million, all of which is available. On August 11, 2000 the Company closed a financing with a syndicate of banks who have agreed to provide the Company with up to $37.5 million, in the aggregate, to either reimburse the Company for cash pre-delivery deposits previously made pursuant to its purchase agreement with The Boeing Company or to make pre-delivery deposits that become due under such agreement. The Company continues to pursue external financing for aircraft purchase obligations and anticipated capital expenditures.

CAPITAL EXPENDITURES

The Company's cash outflows for capital expenditures in the six months ended June 30, 2000 and 1999 were $10.0 million and $7.2 million, respectively, excluding financed purchases. Debt financed purchases in the six months ended June 30, 2000 and 1999 were $2.1 million and $0, respectively. The Company paid $16.9 million and $14.8 million in aircraft pre-delivery deposits in the six months ended June 30, 2000 and 1999, respectively. During the second quarter of 2000, $8.2 million for pre-delivery deposits for aircraft purchases was paid directly by the lender to the aircraft manufacturer.

As of April 30, 2000, the Company has in place firm orders to purchase three additional newly manufactured CRJ-200ER Canadair Regional Jet aircraft, all of which are scheduled to be delivered by December 2001. The Company also has options to acquire up to fourteen additional CRJs. The Company expects to arrange a combination of third party debt and leveraged lease financing, but will use available standby lease financing in the event that it is unable to arrange more attractive financing from third party sources. For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million.

The Company has placed firm orders to purchase fifteen 737 aircraft, and has leased two additional 737s. Deliveries of the two leased 737 aircraft occurred in December 1999 and January 2000, and delivery for the other fifteen 737 aircraft are scheduled to begin in September 2000 and end in October 2002. The Company has options to acquire ten additional 737s. The Company expects to arrange a combination of third party debt and leveraged lease financing, but will use available standby lease financing in the event that it is unable to arrange more attractive financing from third party sources. The Company has also executed a term sheet in connection with its intention to lease three additional newly manufactured Boeing 737 aircraft scheduled to be delivered in November 2000 and October and November 2001. The Company intends to purchase up to four CFM 56-7B spare engines to support the operation of its 737 aircraft.

OTHER FINANCING

The Company has significant lease obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from less than one year to approximately seventeen years. The Company's total rent expense for the six months ended June 30, 2000 and 1999 under all non-cancelable aircraft operating leases was approximately $22.5 million and $14.0 million, respectively.


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

Adverse weather conditions, which could impact the Company's ability to operate. See "Business - Raleigh-Durham Market" in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1999.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders on May 25, 2000. The only matter voted upon at the meeting included the election of one Class III Director to hold office until the annual meeting of shareholders to be held in 2003. Voting results with respect to this matter was as follows:


 Matter/Description            Votes For          Votes Against     Broker Non-            Votes              Abstentions
                                                                    votes                  Withheld
1.Election of Director:
   Gregory Harding-Brown       7,063,765          --                --                     60,895              --


Item 5.  Other Information.

         On July 26, 2000, the Company completed its previously announced rights offering. The Company issued 6,561,163 shares of the Company's common stock in the rights offering at a price per share of $5.20, raising the number of issued and outstanding shares of common stock in the Company to 15,174,755. The Company raised approximately $34 million from shareholders exercising their rights to purchase stock, prior to the payment of expenses related to the offering. As a result of the offering, Messrs. Goodnight and Sall, who together beneficially owned approximately 47.4% of the Company's outstanding common stock prior to the rights offering, now own approximately 66.1% of the Company's stock.

Item 6.           Exhibits and Reports on Form 8-K.

                  a)           Reports on Form 8-K:
                  Date              Subject
                  ----              -------

                 June 8, 2000       Item 5: Announcement of the record date of June 15, 2000 for determining the stockholders entitled to receive a subscription right.

                 July 19, 2000      Item 5:  Announcement  for the lease of (3) additional newly manufactured
                                    Boeing 737-700 aircraft.

                 August 2, 2000     Item 5: Announcement that the period during which shareholders of record could exercise rights expired on July 26, 2000.

                 b)     Exhibits
                        Financial Data Schedule
                        (see Edgar filing)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Midway Airlines Corporation
                                    Registrant

August 14, 2000                     By /s/ STEVEN WESTBERG
                                    Steven Westberg
                                    Executive Vice President and General Manager