Form 10-Q
period 2000-09-30
MIDWAY AIRLINES CORP
filed 2000-11-14
CIK 946323

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                           Yes ____X___ No ________

     As of November 10, 2000 there were 15,174,755 shares of Common Stock, $.01 par value, of the registrant outstanding.

PART I.  Financial Information
Item 1.  Financial Statements

                          Midway Airlines Corporation
                                Balance Sheets
                            (Dollars in thousands)


                                                                                     September 30,      December 31,
                                                                                          2000              1999
                                                                                          ----              ----
                                                                                      (Unaudited)        (Audited)
                                                                                      -----------        ---------
ASSETS
Current assets:

      Cash and cash equivalents                                                            $ 45,046          $ 27,351
      Restricted cash                                                                        22,699            10,668
      Short-term investments                                                                      -               545
      Accounts Receivable:
             Credit cards and travel agencies                                                10,841             4,311
             Other (net)                                                                      1,004             2,719
      Inventories                                                                             5,034             3,638
      Deferred income tax asset                                                               1,172             1,172
      Prepaids and other                                                                     11,110             9,878
                                                                                           --------          --------

Total current assets                                                                         96,906            60,282

Equipment and property:
      Flight                                                                                141,282           124,808
      Other                                                                                  15,081            11,485

      Less accumulated depreciation and amortization                                        (22,809)          (15,888)
                                                                                           --------          --------

Total equipment and property, net                                                           133,554           120,405
Other noncurrent assets:
      Equipment and aircraft purchase deposits                                              117,301            61,824
      Aircraft lease deposits and other                                                      11,671             9,306
      Deferred income tax asset                                                              10,497             4,872
                                                                                           --------          --------

Total other noncurrent assets                                                               139,469            76,002
                                                                                           --------          --------

Total assets                                                                               $369,929          $256,689
                                                                                           ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                     $ 13,494          $ 11,574
      Accrued expenses                                                                        6,754             6,385
      Accrued income and excise taxes                                                         3,229             2,267
      Advance ticket sales                                                                   41,846            25,486
      Other current liabilities                                                              12,398             2,686
      Current maturities of long-term debt and capital lease obligations                      6,571             7,470
                                                                                           --------          --------

Total current liabilities                                                                    84,292            55,868
Noncurrent liabilities:
      Long-term debt and capital lease obligations                                          163,267           103,349
      Deferred income tax liability                                                          14,336            14,336
                                                                                           --------          --------

Total noncurrent liabilities                                                                177,603           117,685

Total liabilities                                                                           261,895           173,553

Stockholders' equity:
      Preferred stock, $0.01 par value; 12 million shares authorized; none
      issued and outstanding                                                                      -                 -
      Common stock, $0.01 par value; 25 million shares authorized; 8,602,395 and 15,174,755 shares issued and outstanding at December 31, 1999 and
      September 30, 2000                                                                        152                86
      Additional paid-in capital                                                             88,359            54,349
      Retained earnings ($51.1 million of accumulated deficit eliminated
             in the quasi-reorganization as of June 30, 1997)                                19,523            28,701
                                                                                           --------          --------

Total stockholders' equity                                                                  108,034            83,136
                                                                                           --------          --------

Total liabilities and stockholders' equity                                                 $369,929          $256,689
                                                                                           ========          ========

                          Midway Airlines Corporation
                           Statements of Operations
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                            For the Three Months Ended September 30,

                                                                    2000               1999            Favorable (Unfavorable)
                                                                    ----               ----            -----------------------
                                                                                                       Variance        Variance %
                                                                                                       --------        ----------
          Operating revenues:
           Passenger                                                   $68,201          $48,500             $19,701            41%
           Cargo                                                           567              427                 140            33%
           Contract and other                                            1,906              581               1,325           228%
                                                              -----------------    -------------    ----------------  -------------

          Total revenues                                                70,674           49,508              21,166            43%
          Operating expenses:
           Wages, salaries and related costs                            15,262            9,662              (5,600)          (58%)
           Aircraft fuel                                                13,147            5,933              (7,214)         (122%)
           Aircraft and engine rentals                                  12,405            7,639              (4,766)          (62%)
           Commissions                                                   3,823            3,241                (582)          (18%)
           Maintenance, materials and repairs                            4,240            3,056              (1,184)          (39%)
           Other rentals and landing fees                                3,790            2,471              (1,319)          (53%)
           Depreciation and amortization                                 2,647            1,724                (923)          (54%)
           Other                                                        20,255           14,985              (5,270)          (35%)
                                                              -----------------    -------------    ----------------  -------------

          Total operating expenses                                      75,569           48,711             (26,858)          (55%)
                                                              -----------------    -------------    ----------------  -------------

          Operating (loss) income                                       (4,895)             797              (5,692)         (714%)
          Other income (expense):
           Interest income                                                 776              452                 324            72%
           Interest expense                                               (910)            (879)                (31)           (4%)
                                                              -----------------    -------------    ----------------  -------------

          Total other income (expense)                                    (134)            (427)                293            69%
                                                              -----------------    -------------    ----------------  -------------

          (Loss) income before income taxes                             (5,029)             370              (5,399)        (1459%)
          Income tax (benefit) expense                                  (1,911)             141               2,052          1455%
                                                              -----------------    -------------    ----------------  -------------

          Net (loss) income                                            ($3,118)            $229             ($3,347)        (1462%)
                                                              =================    =============    ================  =============

          Basic (loss) earnings per share:

           Net (loss) income                                            $(0.23)           $0.03
                                                                       =======            =====
           Weighted average shares used in
              Computing basic (loss) earnings per share             13,320,516        8,602,395
                                                                    ==========        =========

          Diluted (loss) earnings per share:

           Net (loss) income                                            $(0.23)           $0.02
                                                                        ======            =====
           Weighted average shares used in
              Computing diluted (loss) earnings per share           13,320,516        9,445,495
                                                                    ==========        =========

                          Midway Airlines Corporation
                           Statements of Operations
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                         For the Nine Months Ended September 30,

                                                                2000              1999            Favorable (Unfavorable)
                                                                ----              ----            -----------------------
                                                                                                 Variance        Variance %
                                                                                                 --------        ----------
       Operating revenues:
            Passenger                                            $198,884          $156,547          $42,337                27%
            Cargo                                                   1,763             1,350              413                31%
            Contract and other                                      4,312             2,149            2,163               101%
                                                            -------------    --------------    -------------    --------------

       Total revenues                                             204,959           160,046           44,913                28%
       Operating expenses:
            Wages, salaries and related costs                      40,466            28,207          (12,259)              (44%)
            Aircraft fuel                                          34,250            14,737          (19,513)             (132%)
            Aircraft and engine rentals                            34,949            22,353          (12,596)              (56%)
            Commissions                                            11,375            10,537             (838)               (8%)
            Maintenance, materials and repairs                     11,839            10,091           (1,748)              (17%)
            Other rentals and landing fees                         10,590             7,401           (3,189)              (43%)
            Depreciation and amortization                           7,381             5,296           (2,085)              (39%)
            Other                                                  58,355            44,264          (14,091)              (32%)
            Equipment retirement charges                            9,163             2,008           (7,155)             (356%)
                                                            -------------    --------------    -------------    --------------

       Total operating expenses                                   218,368           144,894          (73,474)              (51%)
                                                            -------------    --------------    -------------    --------------

       Operating (loss) income                                    (13,409)           15,152          (28,561)             (189%)
       Other income (expense):
            Interest income                                         1,576             1,799             (223)              (12%)
            Interest expense                                       (2,970)           (3,649)             679                19%
                                                            -------------    --------------    -------------    --------------

       Total other income (expense)                                (1,394)           (1,850)             456                25%
                                                            -------------   ---------------    -------------    --------------

       (Loss) income before income taxes                          (14,803)           13,302          (28,105)             (211%)
       Income tax (benefit) expense                                (5,625)            5,055           10,680               211%
                                                            -------------   ---------------    -------------    --------------

       Net (loss) income                                          ($9,178)           $8,247         ($17,425)             (211%)
                                                            =============   ===============    =============    ==============

       Basic (loss) earnings per share:

            Net (loss) income                                      $(0.90)            $0.96
                                                                  =======             =====
            Weighted average shares used in
               computing basic (loss) earnings per share       10,192,304         8,602,395
                                                              ===========         =========

       Diluted (loss) earnings per share:

            Net (loss) income                                      $(0.90)            $0.86
                                                                  =======             =====
            Weighted average shares used in
               computing diluted (loss) earnings per share     10,192,304         9,553,665
                                                              ===========         =========


                       Statement of Stockholders' Equity
                            (Dollars in thousands)

                                                                                                 Retained
                                                                                  Additional     Earnings
                                       Preferred Stock         Common Stock         Paid-in    (Accumulated
                                   -------------------------------------------
                                      Shares    Amount      Shares      Amount      Capital      Deficit)           Total
                                   ----------------------------------------------------------------------------------------
Balance at December 31, 1996         1,080,000    $ 11    10,000,000    $  100     $ 30,989     $  (71,669)      $  (40,569)
 Cancellation of prior stock in
  connection with                   (1,080,000)    (11)  (10,000,000)     (100)         111              -                -
  recapitalization
 Issuance of preferred stock         3,728,693      37             -         -       14,963              -           15,000
 Issuance of common stock                    -       -     2,130,682        21        8,551              -            8,572
 Issuance of common stock
  warrants in connection with                -       -             -         -        1,571              -            1,571
  debt restructuring
 Contributed capital                         -       -             -         -        1,314              -            1,314
 Reclassification of accumulated
  deficit pursuant to
  quasi-reorganization                       -       -             -         -      (51,139)        51,139                -
 Conversion of preferred stock      (3,728,693)    (37)    3,728,693        37            -              -                -
 Issuance of common stock in
  connection with initial public             -       -     2,699,320        27       37,677              -           37,704
  offering
 Net income                                  -       -             -         -            -         24,894           24,894
                                   ----------------------------------------------------------------------------------------
Balance at December 31, 1997                 -       -     8,558,695        85       44,037          4,364           48,486
 Issuance of common stock                    -       -        43,700         1          176              -              177
 Net operating loss carryforward
  utilization credited to
  additional paid-in capital                 -       -             -         -        6,819              -            6,819
 Net income                                  -       -             -         -            -         14,981           14,981
                                   ----------------------------------------------------------------------------------------
Balance at December 31, 1998                 -       -     8,602,395        86       51,032         19,345           70,463
 Net operating loss carryforward
  utilization credited to
  additional                                 -       -             -         -        3,317              -            3,317
  paid-in capital
 Net income                                  -       -             -         -            -          9,356            9,356
                                   ----------------------------------------------------------------------------------------
Balance at December 31, 1999                 -       -     8,602,395        86       54,349         28,701           83,136
                                   ----------------------------------------------------------------------------------------
 Issuance of common stock                    -       -     6,572,360        66       34,010              -           34,076
 Net (loss)                                  -       -             -         -            -         (9,178)          (9,178)
                                   ----------------------------------------------------------------------------------------
Balance at September 30, 2000                -       -    15,174,755    $  152     $ 88,359     $   19,523       $  108,034
                                   ========================================================================================

See accompanying notes.

                          Midway Airlines Corporation
                           Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                          September 30,
                                                                                  2000                     1999
                                                                                  ----                     ----
OPERATING ACTIVITIES:
Net (loss) income                                                               $  (9,178)               $   8,247
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
      Depreciation and amortization                                                 7,381                    5,296
      Loss on disposal of assets                                                        4                       48
      Deferred income taxes                                                        (5,625)                       -
      Amortization of discount on debt                                                662                      335
      Other non-cash items                                                            160                        -
      Changes in operating assets and liabilities:
          Restricted cash                                                         (12,031)                  (4,848)
          Accounts receivable                                                      (5,979)                  (3,153)
          Inventories                                                              (1,396)                    (485)
          Prepaids and other                                                       (1,376)                   2,439
          Aircraft lease deposits and other                                        (2,789)                  (5,635)
          Accounts payable and accrued expenses                                     2,288                    1,544
          Accrued income and excise taxes                                             962                    3,749
          Advance ticket sales                                                     16,360                    9,488
          Other current liabilities                                                 9,712                     (245)
          Other noncurrent liabilities                                                  -                   (1,057)
                                                                                ---------                ---------

Net cash (used in) provided by operating activities                                  (845)                  15,723

INVESTING ACTIVITIES:
Purchase of short-term investments                                                      -                   (7,820)
Sale of short-term investments                                                        545                    3,050
Purchase of equipment and property                                                (18,432)                 (12,219)
Proceeds from sale of equipment                                                        21                        -
Aircraft and equipment purchase deposits                                          (23,318)                 (38,463)
Refund of aircraft and equipment purchase deposits                                  6,650                   10,760
                                                                                ---------                ---------

Net cash used in investing activities                                             (34,534)                 (44,692)

FINANCING ACTIVITIES:
Issuance of common stock                                                           34,075                        -
Proceeds from issuance of long-term debt                                           24,575                        -
Proceeds from line of credit-related party                                         30,000                        -
Repayment of line of credit-related party                                         (30,000)                       -
Repayment of long-term debt and capital lease obligations                          (5,576)                  (4,928)
                                                                                ---------                ---------

Net cash provided by (used in) financing activities                                53,074                   (4,928)

Increase (decrease) in cash and cash equivalents                                   17,695                  (33,897)
Cash and cash equivalents at beginning of period                                   27,351                   48,736
                                                                                ---------                ---------

Cash and cash equivalents at end of period                                      $  45,046                $  14,839
                                                                                =========                =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                   $   9,736                $   5,276
                                                                                =========                =========
Income taxes paid                                                               $      27                $   2,191
                                                                                =========                =========

SCHEDULE OF NON-CASH ACTIVITIES:
Issuance of debt and capital leases for equipment purchases                     $   2,065                $   1,529
                                                                                =========                =========

Debt issued for aircraft purchase deposits                                      $  50,091                        -
                                                                                =========                =========
Accounts receivable from lessor offset against long-term
      note payable to lessor                                                    $   1,313                        -
                                                                                =========                =========

Refund of aircraft purchase deposits applied to outstanding debt                $  11,282                        -
                                                                                =========                =========

                          Midway Airlines Corporation

                         Notes to Financial Statements
    (Informationas of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited)

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. As of September 30, 2000 and December 31, 1999, approximately $22.7 million and $10.7 million, respectively, of cash and cash equivalents were restricted as to withdrawal; these funds serve as collateral to support letters of credit, collateral for negative carry (the difference between the coupon rate on the certificates and the interest rate being earned on the funds prior to the closing of the financing on delivery of each aircraft included in the "EETCs" issued in September 2000), and a credit card holdback, and are classified as restricted cash in the balance sheets.

Capitalized Interest

Interest on aircraft purchase deposits was capitalized at an amount approximating the Company's incremental borrowing rate for similar type assets. All capitalized amounts are amortized over the term of the respective service life of the related equipment. Capitalized interest totaled $7.2 million and $1.3 million for the nine months ended September 30, 2000 and 1999, respectively.

3.   Earnings (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                           Three months ended            Nine months ended
                                                              September 30,                September 30,
                                                              -------------                -------------
                                                          2000 (1)      1999 (1)       2000 (1)       1999 (1)
                                                          --------      --------       --------       --------
     Numerator:
        Net (loss) income (2)                           $(3,118,000)   $  229,000   $(9,178,000)    $8,247,000

     Denominator:
        Denominator for basic (loss) earnings per
         share - weighted average shares                 13,320,516     8,602,395    10,192,304      8,602,395
         Effect of dilutive securities (3):

             Employee stock options                               -       452,598             -        560,719

              Warrants                                            -       390,502             -        390,551
        Dilutive potential common shares                          -       843,100             -        951,270
                                                        -----------    ----------   -----------     ----------
     Denominator for diluted (loss) earnings per
        share - adjusted weighted average shares and
        assumed conversions                              13,320,516     9,445,495    10,192,304      9,553,665

     Basic (loss) earnings per share                    $     (0.23)   $     0.03   $     (0.90)    $     0.96
     Diluted (loss) earnings per share                  $     (0.23)   $     0.02   $     (0.90)    $     0.86

(1) Options and warrants to purchase 1,516,273 shares of common stock were outstanding during the three and nine months ended September 30, 2000, but were not included in the computation of earnings per share because the Company was in a net loss position, and, therefore, their effect would have been anti-dilutive. Options to purchase 237,280 shares of common stock at $15.50 per share were outstanding during the three and nine months ended September 30, 1999, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
(2)  Numerator for basic and diluted earnings (loss) per share.
(3)  Shares calculated using the "Treasury Stock" method under SFAS 128.

4.   Debt

The Company received a $30 million revolving credit facility on March 31, 2000, provided by an entity owned by two shareholders, James H. Goodnight and John P. Sall. Pursuant to the terms of this credit facility, the Company was obligated to undertake a rights offering of common stock. Amounts borrowed and outstanding under this credit facility in excess of $10 million, if any, had to be repaid and the remaining available loan commitment reduced to $10 million on the earlier of September 30, 2000 or the date on which the Company completed the rights offering, which was completed on July 26, 2000. The credit facility carries a variable interest rate based on LIBOR plus 3% payable monthly, and a commitment fee of 0.5% on the average daily unused balance payable quarterly. As of September 30, 2000, there was no outstanding balance due under the credit facility. The outstanding balance of all loans made under this credit facility is due and payable on March 31, 2002.

On August 11, 2000 the Company closed a financing with a syndicate of banks which have agreed to provide the Company with up to $37.5 million, in the aggregate, to either reimburse the Company for cash pre-delivery deposits previously made pursuant to its purchase agreement with The Boeing Company or to make pre-delivery deposits that become due under such agreement. As of September 30, 2000, $27.1 million has been drawn under the pre-delivery deposit financing and is included in long-term debt on the balance sheet. The related deposits are reflected in equipment and aircraft purchase deposits on the balance sheet at September 30, 2000. As of November 10, 2000, the amounts drawn under this agreement total $32.3 million. In addition, another lender has provided pre-delivery deposit financing in conjunction with the bank consortium. As of September 30, 2000, $31.1 million has been forwarded under this agreement and is included in long-term debt and equipment and aircraft purchase deposits on the balance sheet. As of November 10, 2000, $35.0 million is outstanding under this agreement. Under both agreements, interest is based on LIBOR plus 2-3% and is payable monthly. The interest paid is capitalized in flight equipment on the balance sheet as of September 30, 2000. When each aircraft delivers, the permanent financing of such aircraft repays the lenders and the Company for all pre-delivery deposits previously paid by or on behalf of the Company.

5.   Equity

On July 26, 2000, the Company completed a rights offering related to its common stock which raised gross proceeds to the company of $34.1 million. As a result of this rights offering, 6,561,163 shares of common stock were issued at $5.20 per share. Common stock issued and outstanding after the rights offering totals 15,174,755 shares. From the proceeds of the offering, $5.0 million was used to repay all amounts then outstanding under a $30 million revolving credit facility provided by an entity owned by two stockholders, James H. Goodnight, Ph.D. and John P. Sall. As of November 10, 2000, the Company may draw up to $10 million under this revolving credit facility. Together, Messrs. Goodnight and Sall own approximately 66.1% of the outstanding stock as of November 10, 2000. The remaining proceeds of this offering will be used to meet working capital and capital expenditure requirements including the funding of pre-delivery deposits due to aircraft manufacturers.

6.   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative and Hedging Activities." ("SFAS No. 133"). SFAS No. 133, as amended, is required to be adopted in the first quarter of 2001. Because the Company had no derivative instruments as of November 10, 2000, management does not anticipate that the adoption of this statement will have a material impact on net earnings or the financial position of the Company.

7.   Commitments and Contingencies

Aircraft Commitments:

The Company has placed firm orders to purchase fifteen Boeing 737 aircraft ("737s"), has agreed to lease six additional 737s, and intends to lease one additional 737. Deliveries of two of the leased 737 aircraft occurred in December 1999 and January 2000, and delivery for the other nineteen 737 aircraft on firm order or subject to lease began in September 2000 and ends in October 2002. The additional 737 aircraft that the Company intends to lease is scheduled for delivery in January 2001. The Company has options to acquire ten additional 737s. The Company intends to purchase up to four CFM 56-7B spare engines to support the operation of its 737 aircraft.

The Company has in place firm orders to purchase three newly manufactured CRJ-2100ER Canadair Regional Jet aircraft which are scheduled for delivery in January, September and December 2001.

The Company currently leases eight Fokker F100s. In December 1999, the Company settled a pending lawsuit with the lessor of four Fokker F100 aircraft previously operated by the Company. As a result of this settlement, the Company recorded a pre-tax charge of approximately $700,000 during the fourth quarter of 1999 and obtained an option to terminate leases on four other F100s. In February 2000, the Company exercised this option to terminate the leases on these four F100s prior to their scheduled lease expirations in 2003 and 2004, resulting in a revised scheduled return date of these aircraft in the first half of 2001. The Company is required to pay the lessor $2.125 million upon the termination of each of these four leases, of which $4.25 million is payable in each of the first two quarters of 2001. In addition, the Company is required to perform certain maintenance tasks on these aircraft prior to their return. During the nine months ended September 30, 2000, the Company recorded $9.2 million in equipment retirement charges related to the exercise of this option. As of September 30, 2000, the Company has recorded liabilities of $8.8 million related to the lease termination penalties and related expenses. The remaining $363,000 charge relates to the write-down of leasehold improvements resulting from the shortened lease terms.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

OVERVIEW

Results of Operations

For the three months ended September 30, 2000, the Company's net loss was $3.1 million. Revenue for the three months ended September 30, 2000 was up 43% over the three months ended September 30, 1999 to $70.7 million. Fuel prices have continued to be up significantly in the three months ended September 30, 2000 from the three months ended September 30, 1999. Fuel expense increased $7.2 million, or 122%, in the three months ended September 30, 2000, mainly due to the 69% increase in liquid fuel price per gallon to 91.8 cents from 54.2 cents and a 40% increase in gallons of fuel consumed due to increased number of flights. During the three months ended September 30, 2000, the Company continued to incur significant pilot training costs associated with the induction of the Boeing 737-700 fleet.

             Selected Operating Data
                                                                   For the Three Months Ended September 30,

                                                                                          Favorable (Unfavorable)
                                                                                          -----------------------
                                                              2000              1999       Variance    Variance %
                                                              ----              ----       --------    ----------
     ASMs (thousands)                                         532,693          381,540         151,153      39.6%
     RPMs (thousands)                                         374,675          252,243         122,432      48.5%
     Load Factor                                                 70.3%            66.1%        4.2 pts       6.4%
     Breakeven Passenger Load Factor                             75.5%            65.5%      (10.0) pts    (15.3%)
     Departures                                                16,938           11,710           5,228      44.6%
     Block Hours                                               26,227           18,071           8,156      45.1%
     Passenger Revenue per ASM (cents)                          12.80            12.71            0.09       0.7%
     Passenger Yield (cents)                                    18.20            19.23           (1.03)     (5.4%)
     Average Fare                                           $      88        $      95             ($7)     (7.4%)
     Operating Cost per ASM (cents)                             14.19            12.77           (1.42)    (11.1%)
     Total  Cost per ASM (cents)                                14.21            12.88           (1.33)    (10.3%)
     Onboard Passengers                                       771,517          509,460         262,057      51.4%
     Average Seats per departure                                   66               66               0       0.0%
     Average Stage Length (miles)                                 453              471             (18)     (3.8%)
     Aircraft (average during period)                            33.0             22.7            10.3      45.4%
     Aircraft Utilization (hours per day)                         8.6              8.7            (0.1)     (1.1%)
     Fuel Price per Gallon (cents) (1)                           91.8             54.2           (37.6)    (69.4%)

     (1)  Excludes taxes and into-plane fees

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Capacity. In the three months ended September 30, 2000, the Company produced 533 million ASMs, an increase of 151 million or 40% from the three months ended September 30, 1999. The increase in ASM production was attributable to 45% more departures (to 16,938), offset somewhat by a 4% shorter average stage length (to 453 miles) and stable average seats per departure. These changes resulted from the change in the Company's fleet (see below).

                                               As of September 30,
                    Aircraft                   2000           1999
                    --------                   ----           ----
                F100 (98 seats)                   8              8
                CRJ (50 seats)                   23             16
                Boeing (128 seats)                3              0
                                                  -              -
                                                 34             24

Operating Revenues. The Company's operating revenues increased 43% to $70.7 million for the three months ended September 30, 2000 from $49.5 million for the three months ended September 30, 1999. The increase is attributable to a 51% increase in the number of passengers boarded to 772 thousand from 509 thousand partially offset by a 7% decrease in average fare to $88. Passenger revenue per ASM increased 1% to 12.8 cents per ASM due to a 4.2 percentage point increase in load factor to 70.3%, partially offset by 5% decrease in passenger yield (revenue per RPM) to 18.2 cents. Cargo revenue increased 33% to $0.6 million for the three months ended September 30, 2000 from $0.4 million for the three months ended September 30, 1999. The increase is due to a 69% increase in mail pounds carried and a 33% increase in freight pounds carried during the three months ended September 30, 2000. Other revenue increased 228% to $1.9 million for the three months ended September 30, 2000 from $0.6 million for the three months ended September 30, 1999, due to a change in the revenue sharing arrangement with the Company's commuter affiliate and an increase in administrative fee revenue.

Operating Expenses. The Company's operating expenses increased 55% to $75.6 million for the three months ended September 30, 2000 from $48.7 million for the three months ended September 30, 1999. Total expenses increased due to overall increase in the fuel prices, crew training, size, capacity, and passengers served in the three months ended September 30, 2000. Total operating expense per ASM increased 11% to 14.19 cents from 12.77 cents.

                                                            Three Months Ended September 30,
                                                        2000                                1999
                                                        ----                                ----
                                              Percent of      Cost per           Percent of        Cost per
                                            Total Expenses   ASM (Cents)       Total Expenses     ASM (Cents)
                                            --------------   -----------       --------------     -----------
Operating expenses:
   Wages, salaries and related costs              20.2%          2.86               19.7%             2.53
   Aircraft fuel                                  17.4           2.47               12.1              1.56
   Aircraft and engine rentals                    16.4           2.33               15.5              2.00
   Commissions                                     5.0           0.72                6.6              0.85
   Maintenance, materials and repairs              5.6           0.80                6.2              0.80
   Other rentals and landing fees                  5.0           0.71                5.0              0.65
   Depreciation and amortization                   3.5           0.50                3.5              0.45
   Other                                          26.7           3.80               30.5              3.93
                                                 -----          -----              -----             -----

Total operating expenses                          99.8          14.19               99.1             12.77

Other (income) expenses                            0.2           0.02                0.9              0.11
                                                 -----          -----              -----             -----

Total expenses                                   100.0%         14.21              100.0%            12.88
                                                 =====          =====              =====             =====

Wages, salaries and related costs increased $5.6 million or 58% to $15.3 million for the three months ended September 30, 2000 from $9.7 million for the three months ended September 30, 1999. The increase is attributable to increased staffing associated with the addition of new aircraft and stations throughout the three months and general hiring to fill specific needs within the Company. Wages, salaries and related cost per ASM increased 0.33 cents or 13% to 2.86 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

Aircraft fuel expense increased 122% to $13.1 million for the three months ended September 30, 2000 from $5.9 million for the three months ended September 30, 1999. The increase was due to a 69% increase in the average liquid fuel price per gallon to 91.8 cents from 54.2 cents and a 40% increase in gallons of fuel consumed due to the increased number of flights. Aircraft fuel expense per ASM increased 58% to 2.47 cents driven by the 59% increase in total fuel cost per gallon (including taxes and into plane fees).

Aircraft and engine rental expense increased 62% to $12.4 million for the three months ended September 30, 2000 from $7.6 million for the three months ended September 30, 1999. The increase in expense is attributable to the rent expense on additional leased CRJs and two Boeing 737-700s leased subsequent to September 30, 1999, partially offset by the reduction in the use of leased spare engines. Aircraft and engine rentals expense per ASM increased 17% to 2.33 cents from
2.00 cents. The increase in aircraft and engine rental expense per ASM resulted primarily from the increase in the number of leased aircraft in 2000 and the higher cost per ASM of the leased aircraft with a stable average number of seats per departure.

Commission expense increased 18% to $3.8 million for the three months ended September 30, 2000 from $3.2 million for the three months ended September 30, 1999. This was due to a 61% increase in agency-generated revenues partially offset by reduction in average commission paid. Commission expense per ASM decreased 15% to 0.72 cents from 0.85 cents, primarily driven by the reduction in commission rate paid and partially offset by an increase in travel agency revenues as a percent of passenger revenue to 72% from 63%.

Maintenance, materials and repairs expense increased 39% to $4.2 million for the three months ended September 30, 2000 from $3.1 million in the three months ended September 30, 1999. The expense increase is largely attributable to the 45% increase in block hours. Maintenance, materials and repairs expense per ASM was stable at 0.80 cents.

Other rentals and landing fees expense increased 53% to $3.8 million for the three months ended September 30, 2000 from $2.5 million for the three months ended September 30, 1999 driven by the 45% increase in departures. Other rentals and landing fees expense per ASM increased 9% to 0.71 cents from 0.65 cents.

Depreciation and amortization expense increased 54% to $2.6 million for the three months ended September 30, 2000 from $1.7 million for the three months ended September 30, 1999. Depreciation and amortization expense per ASM increased 11% to 0.50 cents from 0.45 cents in the three months ended September 30, 1999. During the three months ended September 30, 2000 the Company increased its investment in fixed assets including capitalized interest for the 737-700 fleet, purchases primarily for the 737-700 and CRJ fleets, and the Company's management information systems.

Other operating expense increased 35% to $20.3 million for the three months ended September 30, 2000 from $15.0 million for the three months ended September 30, 1999. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense, training, and insurance. The increase in expense is attributable to the 45% increase in departures and to the 52% increase in passengers. Other operating expense per ASM decreased 3% to 3.80 cents from 3.93 cents in 1999.

Interest income increased 72% to $0.8 million for three months ending September 30, 2000 due to higher average cash balances due to financing of pre-delivery deposits for the Boeing fleets and the proceeds from the rights offering. Interest expense increased 4% to $0.9 million due to the lower offset of interest expense by the capitalized interest on aircraft purchase deposits. Net interest expense per ASM for the three months ending September 30, 2000 was 0.02 cents compared to net interest expense per ASM of 0.11 cents in the comparable prior period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

OVERVIEW

Results of Operations

Revenue for the nine months ended September 30, 2000 was up 28% over the nine months ended September 30, 1999 to $205 million. Fuel prices have continued to be up significantly from the nine months ended September 30, 1999. Fuel expense increased $19.5 million, or 132% in the nine months ended September 30, 2000. Results were also impacted by a "hundred-year" snow storm in January which closed our hub at RDU for three days and other storms which effectively closed the system another two days. The Company exercised its option to terminate early four Fokker leases which resulted in a pre-tax equipment retirement charge of $9.2 million. For the nine months ended September 30, 2000 the Company's net loss was $9.2 million. During the nine months ended September 30, 2000, the Company continued to incur significant pilot training costs associated with the induction of the Boeing 737-700 fleet.

The following chart shows the results of the nine months ended September 30, 2000 and 1999 with and without the equipment retirement charges.

Dollars in millions except per        With Equipment Retirement           Without Equipment Retirement
share amounts                                  Charges                               Charges
                                   Nine months Ended September 30,       Nine months Ended September 30,
                                   -------------------------------       -------------------------------
                                       2000               1999               2000               1999
                                       ----               ----               ----               ----
Operating (loss) income              $(13.4)            $15.2               ($4.2)             $17.2
Operating margin                       (6.5)%             9.5%               (2.1%)             10.7%
Net (loss) income                    $ (9.2)            $ 8.2              $ (3.5)             $ 9.5
Diluted (loss) earnings per
share                                $(0.90)            $0.86              $(0.34)             $0.99

Unusual Items

Nine months ended September 30, 2000

 .    $9.2 million ($5.7 million net of taxes) equipment retirement charges related to the exercise of an option to return four leased F100 aircraft prior to the scheduled return at the end of their leases.

 .    $0.3 million ($0.2 million net of taxes) interest expense for the decrease in carrying value of debt discount proportionate to the $1.5 million decrease in principal related to the option agreement.

Nine months ended September 30, 1999

 .    $2.0 million ($1.2 million after taxes) equipment retirement charges related to the retirement of three aircraft during the first six months of 1999.

             Selected Operating Data

                                            For the Nine months Ended September 30,

                                                                  Favorable (Unfavorable)
                                                                  -----------------------
                                         2000          1999        Variance      Variance %
                                         ----          ----        --------      ----------
ASMs (thousands)                      1,514,700     1,132,665       382,035         33.7%
RPMs (thousands)                      1,057,544       742,542       315,002         42.4%
Load Factor                                69.8%         65.6%          4.2 pts      6.4%
Breakeven Passenger Load Factor (1)        71.8%         59.1%        (12.7) pts   (21.5%)
Departures                               47,821        32,978        14,843         45.0%
Block Hours                              73,263        50,863        22,400         44.0%
Passenger Revenue per ASM (cents)         13.13         13.82         (0.69)        (5.0%)
Passenger Yield (cents)                   18.81         21.08         (2.27)       (10.8%)
Average Fare                         $       92    $      105          ($13)       (12.4%)
Operating Cost per ASM (cents) (1)        13.81         12.61         (1.20)        (9.5%)
Total  Cost per ASM (cents) (1)           13.90         12.77         (1.14)        (8.9%)
Onboard Passengers                    2,154,449     1,484,406       670,043         45.1%
Average Seats per departure                  66            70            (4)        (5.7%)
Average Stage Length (miles)                454           470           (16)        (3.4%)
Aircraft (average during period)           31.3          21.7           9.6         44.2%
Aircraft Utilization (hours per day)        8.6           8.6           0.0          0.0%
Fuel Price per Gallon (cents) (2)          83.5          44.5         (39.0)       (87.6%)

(1)  Excludes equipment retirement charges
(2)  Excludes taxes and into-plane fees

Nine months Ended September 30, 2000 Compared to Nine months Ended September 30, 1999

Capacity. In the nine months ended September 30, 2000, the Company produced 1,515 million ASMs, an increase of 382 million or 34% from the nine months ended September 30, 1999. The increase in ASM production was attributable to 45% more departures (to 47,821), offset somewhat by a 3% shorter average stage length (to 454 miles) and 6% fewer seats per departure (to 66 seats). These changes resulted from the change in the Company's fleet (see below). The ASM production was lower than what it otherwise would have been due to the severe January weather.

                                                       As of September 30,
                            Aircraft                   2000           1999
                            --------                   ----           ----
                        F100 (98 seats)                   8              8
                        CRJ (50 seats)                   23             16
                        Boeing (128 seats)                3              0
                                                          -              -
                                                         34             24

Operating Revenues. The Company's operating revenues increased 28% to $205.0 million for the nine months ended September 30, 2000 from $160.0 million for the nine months ended September 30, 1999. The increase is attributable to a 45% increase in the number of passengers boarded to 2.2 million from 1.5 million partially offset by a 12% decrease in average fare to $92. Passenger revenue per ASM decreased 5% to 13.1 cents per ASM due to an 11% decrease in passenger yield (revenue per RPM) to 18.8 cents, partially offset by 4.2 percentage point increase in load factor to 69.8%. Cargo revenue increased 31% to $1.8 million for the nine months ended September 30, 2000 from $1.4 million for the nine months ended September 30, 1999. The increase is due to a 35% increase in mail pounds carried and a 36% increase in freight pounds carried during the nine months ended September 30, 2000. Other revenue increased 101% to $4.3 million for the nine months ended September 30, 2000 from $2.1 million for the nine months ended September 30, 1999, due to a change in the revenue sharing arrangement with the Company's commuter affiliate and increases in administrative fee revenue and charters.

Operating Expenses. The Company's operating expenses increased 51% to $218.4 million for the nine months ended September 30, 2000 from $144.9 million for the nine months ended September 30, 1999. Total expenses increased due to the increased fuel prices and overall increase in the size, capacity, and passengers served in the nine months ended September 30, 2000. Total operating expense per ASM increased 13% to 14.41 cents from 12.79 cents. Excluding the one-time equipment retirement charges in 2000 and 1999, operating expense per ASM increased 10% to 13.81 cents from 12.61 cents. This increase is attributable primarily to higher fuel prices, the winter storms, and the 6% decrease in seats per departure.

                                                               Nine months Ended September 30,
                                                           2000                                1999
                                                           ----                                ----
                                                Percent of        Cost per          Percent of        Cost per
                                              Total Expenses    ASM (Cents)       Total Expenses     ASM (Cents)
                                              --------------    -----------       --------------     -----------
Operating expenses:
  Wages, salaries and related costs                18.4%            2.67                19.2%            2.49
  Aircraft fuel                                    15.6             2.26                10.0             1.30
  Aircraft and engine rentals                      15.9             2.31                15.2             1.97
  Commissions                                       5.2             0.75                 7.2             0.93
  Maintenance, materials and repairs                5.4             0.78                 6.9             0.89
  Other rentals and landing fees                    4.8             0.70                 5.0             0.65
  Depreciation and amortization                     3.4             0.49                 3.6             0.47
  Other                                            26.5             3.85                30.2             3.91
                                                  -----            -----               -----            -----

Subtotal operating expenses before
  Equipment retirement charges                     95.2            13.81                97.3            12.61
Equipment retirement charges                        4.2             0.60                 1.4             0.18
                                                  -----            -----               -----            -----

Total operating expenses                           99.4            14.41                98.7            12.79

Other (income) expenses                             0.6             0.09                 1.3             0.16
                                                  -----            -----               -----            -----

Total expenses                                    100.0%           14.50               100.0%           12.95
                                                  =====            =====               =====            =====

Wages, salaries and related costs increased $12.3 million or 44% to $40.5 million for the nine months ended September 30, 2000 from $28.2 million for the nine months ended September 30, 1999. The increase is attributable to increased staffing associated with the addition of new aircraft and stations throughout the nine months, annual wage increases for all personnel and general hiring to fill specific needs within the Company. For the nine months ended September 30, 2000 there was no expense recorded for discretionary bonuses versus $1.2 million in 1999. Wages, salaries and related cost per ASM increased 0.18 cents or 7% to
2.67 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

Aircraft fuel expense increased 132% to $34.3 million for the nine months ended September 30, 2000 from $14.7 million for the nine months ended September 30, 1999. The increase was due to an 88% increase in the average liquid fuel price per gallon to 83.5 cents from 44.5 cents and a 36% increase in gallons of fuel consumed due to the increased number of flights. Aircraft fuel expense per ASM increased 74% to 2.26 cents driven by the 71% increase in total fuel cost per gallon (including taxes and into plane fees).

Aircraft and engine rental expense increased 56% to $34.9 million for the nine months ended September 30, 2000 from $22.4 million for the nine months ended September 30, 1999. The increase in expense is attributable to the rent expense on additional leased CRJs and two Boeing 737-700s leased subsequent to September 30, 1999, partially offset by the return of two F100s and the Airbus A320 in the first half of 1999, and the reduction in the use of leased spare engines. Aircraft and engine rentals expense per ASM increased 17% to 2.31 cents from
1.97 cents. The increase in aircraft and engine rental expense per ASM resulted primarily from the increase in the number of leased aircraft in 2000 and the higher cost per ASM of the leased aircraft, partially offset by the return of the two F100s and one A320 aircraft in the first half of 1999.

Commission expense increased 8% to $11.4 million for the nine months ended September 30, 2000 from $10.5 million for the nine months ended September 30, 1999. This was due to a 42.5% increase in agency-generated revenues, partially offset by a reduction in the average commission paid. Commission expense per ASM decreased 19% to 0.75 cents from 0.93 cents, driven by the reduction in commission rate paid and partially offset by an increase in travel agency revenues as a percent of passenger revenue to 72%.

Maintenance, materials and repairs expense increased 17% to $11.9 million for the nine months ended September 30, 2000 from $10.1 million in the nine months ended September 30, 1999. The expense increase is largely attributable to the 44% increase in block hours. Maintenance, materials and repairs expense per ASM decreased 12% to 0.78 cents from 0.89 cents.

Other rentals and landing fees expense increased 43% to $10.6 million for the nine months ended September 30, 2000 from $7.4 million for the nine months ended September 30, 1999 primarily due to the 45% increase in departures. Other rentals and landing fees expense per ASM increased 8% to 0.70 cents from 0.65 cents, due to the use of more space and thus higher rental costs at certain facilities (mainly at RDU) and increased slot costs.

Depreciation and amortization expense increased 39% to $7.4 million for the nine months ended September 30, 2000 from $5.3 million for the nine months ended September 30, 1999. Depreciation and amortization expense per ASM increased 4% to 0.49 cents from 0.47 cents in the nine months ended September 30, 1999. During the nine months ended September 30, 2000 the Company increased its investment in fixed assets including capitalized interest for the 737-700 fleet, purchases primarily for 737-700 and CRJ fleets, management information systems, and ground service equipment.

Other operating expense increased 32% to $58.4 million for the nine months ended September 30, 2000 from $44.3 million for the nine months ended September 30, 1999. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense, training and insurance. The increase in expense is attributable to the 45% increases in both departures and passengers. Other operating expense per ASM decreased 2% to 3.85 cents from 3.91 cents in 1999.

Interest income decreased 12% to $1.6 million for nine months ending September 30, 2000 due to lower average cash balances due to pre-delivery deposits for the CRJ and Boeing fleets. Interest expense decreased 19% to $3 million due to the offset of interest expense by the capitalized interest on aircraft purchase deposits. Net interest expense per ASM for the nine months ending September 30, 2000 was 0.09 cents compared to net interest expense per ASM of 0.16 cents in the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's working capital increased during the nine months ended September 30, 2000 compared to the year ended December 31, 1999. As of September 30, 2000, the Company had cash, restricted cash, and short-term investments of $67.7 million and working capital of $12.6 million compared to cash, restricted cash, and short-term investments of $38.6 million and working capital of $4.4 million respectively as of December 31, 1999. During the nine months ended September 30, 2000, cash, restricted cash, and short-term investments increased $29.2 million, reflecting net cash provided by operating activities of $11.2 million (excluding changes in restricted cash), net cash used in investing activities of $35.1 million (excluding purchases and sales of short-term investments), and net cash provided by financing activities of $53.1 million. During the nine months ended September 30, 2000, net cash provided by operating activities was primarily due to increases in liabilities, advance ticket sales, depreciation and amortization offset by the net loss and increases in receivables; net cash used in investing activities was due to purchases of equipment and property and equipment purchase deposits; and net cash provided by financing activities was due to proceeds from issuance of long-term debt and proceeds from the rights offering.

Capital Resources

The Company's aircraft purchase obligations amount to approximately $557 million as of September 30, 2000. The Company's remaining pre-delivery deposit obligations (net of pre-delivery deposit financing) amount to approximately $7.0 million. The Company's anticipated near-term, non-aircraft capital expenditures amount to approximately $10 million. A substantial portion of the required external capital has been committed to the Company by the aircraft and engine manufacturers, subject to satisfaction of certain conditions. Additionally, the Company raised approximately $34.1 million before expenses as a result of its issuance of 6,561,163 new shares of common stock pursuant to the rights offering which expired on July 26, 2000. Approximately $5.0 million of the proceeds of the offering were used to repay amounts outstanding under a $30 million revolving credit facility provided by an entity owned by two stockholders, James
H. Goodnight, Ph.D. and John P. Sall. As a result of the completion of the rights offering, the commitment under this facility reduced to $10 million, all of which is available as of September 30, 2000. On August 11, 2000 the Company closed a financing with a syndicate of banks which have agreed to provide the Company with up to $37.5 million, in the aggregate, to either reimburse the Company for cash pre-delivery deposits previously made pursuant to its purchase agreement with The Boeing Company or to make pre-delivery deposits that become due under such agreement. The Company continues to pursue external financing for aircraft purchase obligations and anticipated capital expenditures.

Capital Expenditures

The Company's cash outflows for capital expenditures in the nine months ended September 30, 2000 and 1999 were $18.4 million and $12.2 million, respectively, excluding financed purchases. Debt financed purchases in the nine months ended September 30, 2000 and 1999 were $2.1 million and $0, respectively. The Company paid $23.3 million and $38.5 million in aircraft pre-delivery deposits in the nine months ended September 30, 2000 and 1999, respectively. During the third quarter of 2000, $36.0 million for pre-delivery deposits for aircraft purchases was paid by the lenders to the aircraft manufacturer and $24.3 million was returned to the Company by the lenders, with a corresponding increase in long-term debt. In addition, during the third quarter, $6.4 million in pre-delivery deposits was returned to the Company upon completion of permanent financing of delivered aircraft.

The Company has placed firm orders to purchase fifteen Boeing 737 aircraft ("737s"), has agreed to lease six additional 737s, and intends to lease one additional 737. Deliveries of two of the leased 737 aircraft occurred in December 1999 and January 2000, and delivery for the other nineteen 737 aircraft on firm order or subject to lease began in September 2000 and ends in October 2002. The additional 737 aircraft that the Company intends to lease is scheduled for delivery in January 2001. The Company has options to acquire ten additional 737s. In September 2000, the Company completed an offering of $197,572,000 of Pass Through Certificates, also known as Enhanced Equipment Trust Certificates (the "EETCs"). The EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in the Company's financial statements. The cash proceeds from the EETCs are deposited with an escrow agent and enable the Company to finance the debt portion of a leveraged lease for the first eight 737's on firm order, the last of which is scheduled for delivery in August 2001. The Company has obtained a commitment to finance the equity portion of a leveraged lease for the first four 737's on firm order and the Company completed leveraged lease financings for the first two of these 737's which were delivered to the Company in September and October 2000. With respect to the remaining 737's on the firm order for which the Company has not yet received financing commitments from third parties, the Company intends to arrange a combination of third party debt and leveraged lease financings; and will use available manufacturer support to complete certain financings in the event that it is unable to arrange more attractive financing from third party sources. The Company intends to purchase up to four CFM 56-7B spare engines to support the operation of its 737 aircraft.

The Company has in place firm orders to purchase three newly manufactured CRJ-2100ER Canadair Regional Jet aircraft which are scheduled for delivery in January, September and December 2001. The Company expects to arrange a combination of third party debt and leveraged lease financing for these aircraft, and intends to use available manufacturer support to complete such financings in the event that it is unable to arrange more attractive financing from third party sources or in the event such support is otherwise necessary to complete such financings. For each aircraft that is purchased (as opposed to leased), the Company anticipates an initial cash outlay of approximately $4 million.

Other Financing

The Company has significant lease obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from less than one year to approximately eighteen years. The Company's total rent expense for the nine months ended September 30, 2000 and 1999 under all non-cancelable aircraft operating leases was approximately $34.9 million and $22.4 million, respectively.

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

Item 6.       Exhibits and Reports on Form 8-K.

              a)    Reports on Form 8-K:


              Date                  Subject
              ----                  -------
              September 29, 2000    Item 5: Announcement of the closing of the
                                    private sale of $197,572,000 aggregate
                                    principal amount of Enhanced Equipment Pass
                                    Through Certificates.

              October 11, 2000      Item 5: Announcement of entering into term
                                    sheets to lease two additional newly
                                    manufactured Boeing 737-700 and that it has released the options it had to purchase fourteen additional Canadair Regional Jets.


              b)     Exhibits
                     Financial Data Schedule
                     (see Edgar filing)

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Midway Airlines Corporation
                           Registrant

November 14, 2000          By /s/ STEVEN WESTBERG
                           Steven Westberg
                           Executive Vice President and General Manager

                                Midway Airlines

                              Index of Documents
                              ------------------


4.1 Offering Memorandum of Midway Airlines Corporation pertaining to the offering of Class A, Class B, and Class C Certificates by Midway Airlines Corporation.

4.2 Pass Through Trust Agreement, dated as of September 27, 2000, between MIDWAY AIRLINES CORPORATION and ALLFIRST BANK, as Trustee, is made with respect to the formation of Midway Airlines 2000-1A Pass Through Trust and the issuance of 8.82% Midway Airlines 2000-1A Pass Through Certificates representing fractional undivided interests in the Trust.

4.3 Pass Through Trust Agreement, dated as of September 27, 2000, between MIDWAY AIRLINES CORPORATION, and ALLFIRST BANK, as Trustee, is made with respect to the formation of Midway Airlines 2000-1B Pass Through Trust and the issuance of 10.07% Midway Airlines 2000-1B Pass Through Certificates representing fractional undivided interests in the Trust.

4.4 Pass Through Trust Agreement, dated as of September 27, 2000, between MIDWAY AIRLINES CORPORATION and ALLFIRST BANK, as Trustee, is made with respect to the formation of Midway Airlines 2000-1C Pass Through Trust and the issuance of 11.19% Midway Airlines 2000-1C Pass Through Certificates representing fractional undivided interests in the Trust.

10.1 Placement Agreement under which ALLFIRST BANK, as trustee under the Trusts issues and sells to the placement agents named in Schedule II thereto its Pass Through Certificates, Series 2000-1 on the terms and conditions stated therein.

10.2 Registration Rights Agreement made and entered into on September 27, 2000, among MIDWAY AIRLINES CORPORATION, ALLFIRST BANK, as Trustee and MORGAN STANLEY & CO. INCORPORATED and SEABURY SECURITIES LLC.

10.3 Revolving Credit Agreement dated as of September 27, 2000, between ALLFIRST BANK, not in its individual capacity but solely as Subordination Agent under the Intercreditor Agreement, as agent and trustee for the Class A Trust, and MORGAN STANLEY CAPITAL SERVICES INC.

10.4 Revolving Credit Agreement dated as of September 27, 2000, between ALLFIRST BANK, solely as Subordination Agent under the Intercreditor Agreement, as agent and trustee for the Class B Trust, and MORGAN STANLEY CAPITAL SERVICES INC.

10.5 Revolving Credit Agreement dated as of September 27, 2000, between ALLFIRST BANK, solely as Subordination Agent under the Intercreditor Agreement, as agent and trustee for the Class C Trust, and MORGAN STANLEY CAPITAL SERVICES INC.

10.6 Intercreditor Agreement dated as of September 27, 2000, among ALLFIRST BANK, as Trustee, MORGAN STANLEY CAPITAL SERVICES INC., as Class A Liquidity Provider, as Class B Liquidity Provider and as Class C Liquidity Provider, and ALLFIRST BANK, as Subordination Agent.

10.7 Deposit Agreement (Class A) dated as of September 27, 2000 between FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as Escrow Agent under the Escrow and Paying Agent Agreement, and ALLFIRST BANK.

10.8 Deposit Agreement (Class B) dated as of September 27, 2000 between FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as Escrow Agent, and ALLFIRST BANK, as depositary bank.

10.9 Deposit Agreement (Class C) dated as of September 27, 2000 between FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as Escrow Agent, and ALLFIRST BANK, as depositary bank.

10.10 Escrow and Paying Agent Agreement (Class A) dated as of September 27, 2000 among FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as Escrow Agent, MORGAN STANLEY & CO. INCORPORATED and SEABURY SECURITIES LLC, as Placement Agents of the Certificates, ALLFIRST BANK, as trustee and ALLFIRST BANK, as paying agent.

10.11 Escrow and Paying Agent Agreement (Class B) dated as of September 27, 2000 among FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as Escrow Agent, MORGAN STANLEY & CO. INCORPORATED and SEABURY SECURITIES LLC, as Placement Agents of the Certificates, ALLFIRST BANK, as trustee and ALLFIRST BANK, as paying agent.

10.12 Escrow and Paying Agent Agreement (Class C) dated as of September 27, 2000 among FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as Escrow Agent, MORGAN STANLEY & CO. INCORPORATED and SEABURY SECURITIES LLC, as Placement Agents of the Certificates, ALLFIRST BANK, as trustee and ALLFIRST BANK, as paying agent.

10.13 Note Purchase Agreement, dated as of September 27, 2000, among MIDWAY AIRLINES CORPORATION, ALLFIRST BANK, as trustee, ALLFIRST BANK, as subordination agent and trustee, FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as Escrow Agent and ALLFIRST BANK.

10.14+ Participation Agreement [N588ML], dated as of September 21, 2000 among
       MIDWAY AIRLINES CORPORATION, FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as owner trustee, GENERAL ELECTRIC CAPITAL CORPORATION, each Loan Participant identified on Schedule II thereto, and ALLFIRST BANK, as indenture trustee. The Company is party to two additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.15 Trust Agreement [N588ML], dated as of September 21, 2000 between GENERAL ELECTRIC CAPITAL CORPORATION and FIRST UNION TRUST COMPANY,

       NATIONAL ASSOCIATION, in its individual capacity only as expressly stated therein and otherwise as trustee thereunder. The Company is party to two additional Trust Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.16 Trust Indenture and Security Agreement [N588ML], dated as of September 21, 2000 between FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, not in its individual capacity, except as otherwise specifically set forth therein under the Trust Agreement, as defined therein, and ALLFIRST BANK. The Company is party to two additional Trust Indenture and Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.17 Indenture Supplement No. 1 [N588ML], dated September 22, 2000 of FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, not in its individual capacity except as expressly provided in the Operative Agreements, but solely as Owner Trustee under the Trust Agreement. The Company is party to two additional Indenture Supplements which are substantially identical in all material respects except as indicated on the exhibit.

10.18+ Lease Agreement [N588ML], dated as of September 21, 2000, between FIRST
       UNION TRUST COMPANY, NATIONAL ASSOCIATION, as Owner Trustee, the Lessor, and MIDWAY AIRLINES CORPORATION. The Company is party to two additional Lease Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.19 Lease Supplement NO. 1 [N588ML], dated September 22, 2000, between FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as Owner Trustee, except as otherwise provided therein, the Lessor (as defined therein) and MIDWAY AIRLINES CORPORATION. The Company is party to two additional
       Lease Supplements which are substantially identical in all material respects except as indicated on the exhibit.

10.20 Purchase Agreement Assignment [N588ML], dated as of September 21, 2000, between MIDWAY AIRLINES CORPORATION and FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as Owner Trustee. The Company is party to two additional Purchase Agreements Assignments which are substantially identical in all material respects except as indicated on the exhibit.

10.21 Engine Warranty Assignment [N588ML] made on the 21/st/ day of September, 2000 between MIDWAY AIRLINES CORPORATION and FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as Owner Trustee. The Company is party to two additional Engine Warranty Assignments which are substantially identical in all material respects except as indicated on the exhibit.

10.22+ Credit Agreement [Midway/LBK] dated as of July 31, 2000 is among (i)
       MIDWAY AIRLINES CORPORATION, each Senior Loan Participant identified on
       Schedule I thereto, BOEING NEVADA, INC., as Junior Loan Participant, and LANDESBANK SCHLESWIG-HOLSTEIN GIROZENTRALE, as the Security Agent.

10.23+ Mortgage and Security Agreement [Midway/LBK], dated as of July 31, 2000, between MIDWAY AIRLINES CORPORATION and LANDESBANK SCHLESWIG-HOLSTEIN GIROZENTRALE, as Security Agent.

10.24+ Participation Agreement [N361ML] dated as of September 27, 2000 among
       MIDWAY AIRLINES CORPORATION, FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as owner trustee under the Trust Agreement, SILVERMINE RIVER FINANCE ONE, INC., ALLFIRST BANK, as indenture trustee under the Indenture, ALLFIRST BANK, as pass-through trustee of three separate Pass-Through Trusts, and ALLFIRST BANK, as subordination agent

10.25 Trust Agreement [N361ML], dated as of September 27, 2000 between SILVERMINE RIVER FINANCE ONE, INC., and FIRST UNION TRUST COMPANY, NATIONAL

       ASSOCIATION, in its individual capacity only as expressly stated therein and otherwise solely as trustee thereunder.

10.26+ Trust Indenture and Security Agreement [N361ML] dated as of September 27,
       2000, between FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, not in its individual capacity, except as otherwise specifically set forth therein under the Trust Agreement, and ALLFIRST BANK.

10.27 Indenture Supplement No. 1 [N361ML] dated September 27, 2000, of First Union Trust Company, National Association, as owner trustee under the Trust Agreement [N361ML] dated as of September 27, 2000, between First Union Trust Company, National Association, and the Owner Participant named therein.

10.28+ Lease Agreement [N361ML], dated as of September 27, 2000, between FIRST
       UNION TRUST COMPANY, NATIONAL ASSOCIATION, as Owner Trustee, the Lessor (as defined therein), and MIDWAY AIRLINES CORPORATION.

10.29 Lease Supplement No. 1 [N361ML] dated September 27, 2000, between FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as Owner Trustee, except as otherwise provided therein, the Lessor (as defined therein), and MIDWAY AIRLINES CORPORATION.


10.30 Purchase Agreement Assignment [N361ML], dated as of September 27, 2000, between MIDWAY AIRLINES CORPORATION and FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION as Owner Trustee.

10.31 Engine Warranty Assignment [N361ML] is made this 27th day of September, 2000 between MIDWAY AIRLINES CORPORATION and FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION as Owner Trustee.

10.32+ Aircraft Lease Agreement (serial no. 29893) dated as of September 15,
       2000 between Aviation Financial Services, Inc., as Lessor, and Midway Airlines Corporation, as Lessee.

10.33+ Aircraft Lease Agreement (serial no. 32244) dated as of September 15,
       2000 between Aviation Financial Services, Inc., as Lessor, and Midway Airlines Corporation, as Lessee.

10.34+ Aircraft Lease Agreement (serial no. 28654) dated as of September 15,
       2000 between Aviation Financial Services, Inc., as Lessor, and Midway Airlines Corporation, as Lessee.

+ Portions have been ommitted pursuant to request for confidential treatment. The confidential portions have been separately filed with the Securities and Exchange Commission.
                                       4