Form 10-K
period 2000-12-31
MIDWAY AIRLINES CORP
filed 2001-04-02
CIK 946323

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                           Yes   X    No  ___
                                ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Aggregate approximate market value of voting stock held by non-affiliates as of March 28, 2001 (based on the closing sale price for such shares as reported by NASDAQ): $54.1 MILLION

As of March 28, 2001 there were 15,174,755 shares of Common Stock, $.01 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated                             Part of Form 10-K
- ---------------------                             -----------------

Proxy Statement for 2001                          Part III, Items 10-13
Annual Meeting of Shareholders

                          MIDWAY AIRLINES CORPORATION
                                   FORM 10-K

For the year ended December 31, 2000

TABLE OF CONTENTS                                                                                       Page #
     PART I

     Item 1. Business                                                                                      3

     Item 2. Properties                                                                                    9

     Item 3. Legal Proceedings                                                                            11

     Item 4. Submission of Matters to a Vote of Security Holders                                          11

     PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                        11

     Item 6. Selected Financial Data                                                                      12

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations        15

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                 25

     Item 8. Financial Statements and Supplementary Data                                                  27

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         61

     PART III

     Item 10. Directors and Executive Officers of the Registrant                                          61

     Item 11. Executive Compensation                                                                      61

     Item 12. Security Ownership of Certain Beneficial Owners and Management                              61

     Item 13. Certain Relationships and Related Transactions                                              61

     PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            61

     SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS                                                       61

     SIGNATURES                                                                                           62

     EXHIBIT INDEX                                                                                        63

PART I

Item 1.  Business

We are an all jet aircraft operator serving 26 destinations in 14 states and the District of Columbia from our hub at Raleigh-Durham International Airport ("RDU") in North Carolina, where we currently carry more passengers and operate more flights than any other airline. We organize our business to attract and retain business travelers by providing frequent non-stop service from RDU to major business destinations, maintaining a high level of service and offering customers the opportunity to accrue benefits in a major airline's frequent flyer program.

As of March 27, 2001, we operate one of the youngest all jet fleets in the United States with six 98-seat Fokker F-100s ("F100s"), 24 50-seat Bombardier CL-600 Canadair Regional Jets ("CRJs"), six 128-seat Boeing 737-700s ("737s"), and three 120-seat 737s. We have firm orders for two additional CRJs to be delivered in 2001 and ten 737s to be delivered by October 2002. We have options to acquire ten additional 737s. We have also agreed to lease four additional 737s to be delivered by November 2002. We plan to utilize the additional aircraft to replace some or all of the F100s, to serve our existing destinations with greater frequency, and to enter new routes, providing our customers with more non-stop jet destinations. We intend to remove two F100s from service in the second quarter of 2001 and return them to the lessor.

RDU has been our base of operations since March 1995, when we relocated from Chicago. We sublease 19 of the 26 gates at one of RDU's two terminals, Terminal C, under an agreement that continues through February, 2013. Substantially all of the gates at RDU's other terminal are now occupied, but an expansion of that facility which is nearly completed will add five new gates in 2001 and there are plans to add up to 15 new gates by the end of 2006.

We supplement our service pattern and support our hub at RDU with feeder service provided through a code share agreement with Corporate Airlines. Corporate Airlines began providing code share services using our code in May 1997, and now provides service to seven cities using turboprop aircraft.

OPERATING STRATEGY

The principal elements of our operating strategy are:

 .   Attract High-yielding Local Business Travelers. Based on the latest available data from 2000, our yields were higher than the yields of many major carriers. To attract high-yielding passengers, we have designed our operations to serve the needs of business travelers flying to and from Raleigh-Durham. We have developed relationships with major corporations located in the Raleigh-Durham area, and offer these business travelers frequent non-stop jet service, as well as an attractive, high quality in-flight product and frequent flyer benefits in a major airline's frequent flyer program.

 .   Maintain High Quality Operations. Because our business customers require consistent, dependable performance, we are committed to meeting the highest operational standards. Our completion factor (percentage of completed flights) and on-time performance levels exceed those of most of the major carriers. We achieved these performance measures by operating one of the youngest all jet fleets in the United States, with an average aircraft age of 2.3 years as of March 27, 2001 and by maintaining spare aircraft to ensure a high completion factor.

 .   Provide Quality Customer Service. We seek to generate a high degree of loyalty and customer preference by providing high quality in-flight amenities and customer service. We emphasize customer service from reservation to destination and offer tangible amenities such as leather seating, hot towel and mint service, gourmet coffee, quality snacks, and a quiet, modern all-jet fleet.

 .   Continue to Reduce Operating Costs. Because of our focus on business travelers and premium service, our small average number of seats per departure and our relatively short average stage length, our cost per available seat mile is higher than that of most major carriers. We are committed to maintaining a competitive cost structure and continuously seek cost reduction opportunities. Since 1997 we have entered into new maintenance contracts, eliminated the use of third-party vendors for reservation call handling, reduced the cost of credit card processing, reduced certain insurance costs, lowered our average commission expenses, and implemented an automated voice-response flight information system. We expect to reduce our ticket distribution costs by introducing an Internet based booking engine that is currently scheduled for implementation in the second quarter of 2001. We also expect our addition of more 737s to our fleet to further reduce our unit costs. Our costs per trip on 737s and the F100s they replace are approximately the same, but the unit costs for 737 flights are 22% to 30% lower than the unit costs for F100 flights, because 120-seat 737s have 22 more seats per departure, and 128-seat 737s have 30 more seats per departure, than F100s. Further, the 737s unit cost are approximately 40% lower than those of the CRJS.

GROWTH STRATEGY

We continue to believe that RDU remains relatively under-served with respect to non-stop flights. Our RDU hub can serve as a convenient connecting point for East Coast leisure and some business travelers. To address these needs and to better serve our core business customers, since December 1997, we have added 26 additional aircraft to our fleet. Currently, we have firm orders to purchase ten additional 737s and two additional CRJs and have agreed to lease four additional 737s.

The principal elements of our growth strategy are:

 .   Increase Frequencies to Current Markets. Our market share and route profitability are greatest on routes where we offer the same or higher frequency and better timing of flights compared to our competitors. Our core customers are business travelers who generally pay higher fares and select an airline primarily based on convenience of schedule. Introduction of the CRJs and 737s has enabled us to increase frequency and offer more convenient scheduling to current markets, while selectively increasing capacity in markets. With the delivery of the CRJs and 737s, we have increased our scheduled flights from typically three flights per day per market to typically five flights per day per market.

 .   Increase Number of Markets Served. We have identified additional markets that we believe can support non-stop service from Raleigh-Durham. In addition, we believe that demand on some routes currently served with 19-seat turboprop aircraft by our code sharing commuter partner, Corporate Airlines, is sufficient to support 50-seat CRJ service. Some customers strongly prefer jet service, and will pay a premium or choose a connecting flight to avoid flying on turboprop aircraft. Since late 1997, we have initiated jet service from RDU to 14 Eastern and Midwestern United States cities and to Denver and Steamboat Springs, Colorado and San Jose, California. In some markets, the jet service supplements turboprop service.

 .   Maximize Connecting Opportunities. Our growth at our RDU hub has resulted in, and will continue to result in, the addition of new markets and an increase of frequencies in current markets. As the hub expands and our average seats per departure grows, we believe we can attract a larger share of passengers connecting to other flights at RDU.

Opening new markets requires the commitment of a substantial amount of resources, both before the new services commence and throughout the early phases of the new operation. We cannot assure you that we will be able to identify and successfully establish new markets.

RALEIGH-DURHAM MARKET

We believe that we are well positioned to benefit from the rapidly expanding Raleigh-Durham area. Raleigh-Durham's metropolitan population is approximately
1.4 million.

We currently carry more passengers and operate more flights at RDU than any other airline. Air travel at RDU has grown by an average of 12% per year from 1995 to 2000, compared to 4% for the United States as a whole. We believe that the area's growing business community offers opportunities for us to expand at RDU with regional jets and the larger 737s. Our growth has focused and will likely continue to focus on adding flights to and from our Raleigh-Durham base of operations. Because all of our current flights have Raleigh-Durham as the origin or destination, we remain highly dependent upon the Raleigh-Durham market. Thus, a reduction in our share of the Raleigh-Durham market, reduced fares, or reduced passenger traffic to or from Raleigh-Durham could have a material adverse effect on our financial condition and results of operations. In addition, our dependence on a single hub and on a route network operating largely on the East Coast makes us more susceptible to adverse weather conditions along the East Coast than some of our competitors that may be better able to spread weather-related risks over larger route systems.

SERVICES

Routes and Schedule

We currently provide non-stop service from RDU to 26 cities in 14 states and the District of Columbia. Although most of the cities we serve are located in the eastern third of the United States, we also provide service to Denver, Colorado and to San Jose, California. We believe that business travelers select an airline primarily based on the convenience of schedule, with a strong preference for frequent, non-stop service. We believe that three flights per day is the minimum service pattern necessary to successfully serve our core business customers, and therefore we generally offer between three and six flights per business day in our jet markets. The introduction of the CRJs has allowed us to increase frequency in several markets without necessarily increasing overall capacity in these markets. The introduction of the 737s has allowed us to increase frequency and capacity in several markets at peak times of travel, maximizing our revenue at times of high demand.

Our commuter partner, Corporate Airlines, provides non-stop turboprop aircraft service to seven cities in North Carolina, South Carolina and Virginia.

High Quality Customer Service

We have consistently promoted, and been recognized by our customers for quality customer service that distinguishes us from other airlines. We have attained our superior level of customer service through the efforts of our professional and personable employees and the provision of amenities such as leather seating, gourmet coffee, quality snacks, and a quiet, modern all jet fleet. Although we are not required by regulation to report on-time statistics and baggage delivery performance, we consistently rank high relative to the nation's ten largest airlines that do report these statistics to the United States Department of Transportation ("DOT")

Maintenance and Support

We are dedicated to providing the highest level of maintenance quality and reliability. Our emphasis on high quality maintenance is evidenced by our experienced maintenance management, extensive and recurrent mechanic training and selection of high quality maintenance providers. We perform all low-level, routine maintenance checks and certain other non-routine maintenance tasks at RDU or in Orlando, Florida with our own personnel. However we do not have the necessary equipment and facilities nor enough qualified mechanics to perform major inspections and overhauls of the airframes and engines. As a result, we rely on contract vendors to perform major inspections and overhauls, using our personnel to closely monitor their work and procedures. The principal contract vendors currently engaged by us to perform major inspections of the airframe and to perform engine overhauls are Air Canada and affiliates of Bombardier Inc. and Rolls-Royce plc., which also perform similar services for other airlines. Although the use of contract vendors to perform these tasks limits our ability to control the cost of such tasks and the manner in which they are completed, we believe our vendor's costs and practices are competitive and consistent with industry practices. Six of our current 39 aircraft are F100s. As a result of the discontinuation of operations by Fokker Aircraft B.V., a Dutch corporation, the F100 is no longer being manufactured. Our cost to maintain F100s generally exceeds the cost of maintaining similar aircraft that are presently in production because vendors and suppliers of key parts for F100s are generally fewer in number, their products are more expensive, and engineering is not as readily available. We are in the process of reducing the number of F100s in our fleet.

SALES AND MARKETING

Pricing and Yield Management

Our strategy is designed to result in premium yields. We believe our efforts to identify favorable markets and provide premium non-stop service enable us to generate a high degree of loyalty among our passengers and to attract a large percentage of business travelers on our flights. In order to maximize revenue, we use sophisticated software systems to manage the pricing and inventory seats sold.

Distribution

We sell approximately 73% of our tickets through travel agents. Travel agents receive commissions from airlines based on the price of the tickets they sell. In 1995, many airlines began limiting or capping the amount of commissions they would pay to agents for certain higher priced tickets. In October 1999, several major carriers lowered their base commission rate from 8% to 5%. In February 2000, we restructured our travel agency commission rate to a 5% base with no cap.

We pay additional commissions, referred to as "overrides", to some travel agents in connection with special revenue programs. Overrides are generally designed to pay travel agents additional commissions to the extent sales reach certain levels or to the extent such sales have increased by certain amounts over sales in prior periods. We paid approximately $1.7 million in overrides attributable to sales made in 2000. Special distribution services offered by us include our full-time staffing of the "Carolina Desk" within our sales department to answer travel agent questions or otherwise attend to the needs of these and other important customers. We believe that the combination of higher available commissions, the development of relationships between travel agents and our senior management, and the devotion of resources to meet the needs of these agencies has resulted in strong support of us by travel agencies.

We expect to reduce our ticket distribution costs by introducing an Internet based booking engine that is currently scheduled for implementation in the second quarter of 2001.

CORPORATE RELATIONSHIPS

We believe that we receive a substantial share of travel from the local Raleigh-Durham business community on the routes that we serve. We believe that this success is in part a result of our significant efforts to meet the demands of our core business customers, our established relationships with many local, national and international corporations in the Raleigh-Durham area, and the support we receive as the "hometown" airline. We offer discounts to a limited number of corporations in exchange for a premium share of their travel. Our sales agents visit customers on a regular basis to solicit their input and to answer questions. A help desk staffed full time by employees trained to meet these customers' needs supports each of our sales managers.

FREQUENT FLYER PROGRAM

We have been a partner in American's AAdvantage(R) frequent flyer program operated by American Airlines, Inc. ("American") since March 1995. Our contract with American to participate in the AAdvantage(R) frequent flyer program terminates on April 30, 2001 and will not be renewed. We believe that our participation in the AAdvantage(R) program has in the past given us access to a flexible and extremely powerful marketing tool. We are now reviewing opportunities to participate in the frequent flyer program of one or more major air carriers and expect to implement our participation therein on or before May 1, 2001. At this time, we cannot assess what effect, if any, the termination of our participation in the AAdvantage(R) program, and/or our participation in another frequent flyer program will have on our business.

MARKETING

We market our services through listings in global distribution systems and the Official Airline Guide; through advertising and promotions in newspapers, magazines, billboards and radio; and through direct contact with travel agencies, corporate travel departments, wholesalers and consolidators. We maintain a nationwide toll-free telephone number for use by passengers to make reservations and purchase tickets and have sales representatives assigned to all regions where we operate.

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

EMPLOYEES AND LABOR RELATIONS

As of December 31, 2000, we had the number of full time equivalent employees in the categories listed below:

               Flight Operations                           454
               Inflight                                    321
               Passenger Services                          629
               Maintenance                                 113
               Reservations & Marketing                    208
               Accounting & Finance                         41
               Administrative                              102
                                                        ------
                      Total                              1,868
                                                        ======

The Railway Labor Act ("RLA") governs the labor relations of employers and employees engaged in the airline industry.

Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. The RLA contains detailed procedures that must be exhausted before a lawful work stoppage can occur.

Our pilots, fleet service (ramp) agents, and flight attendants are represented by labor unions. The pilots' representative, the Air Line Pilots Association, was elected in December 1997. The fleet service employees' representative, International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), was elected in June 1998. The flight attendants' representative, the Association of Flight Attendants, AFL-CIO ("AFA"), was elected in December 1998. Prior to those dates, none of our employees was represented by a union. Our pilots ratified a collective bargaining agreement with us that became effective in April 2000. Our fleet service employees ratified a collective bargaining agreement with us that became effective in January 2001. Negotiations with the AFA have not yet concluded.

GOVERNMENT REGULATION

General

We are subject to the jurisdiction of and regulation by the DOT, the United States Federal Aviation Administration ("FAA") and other governmental agencies. The Dot principally regulates economic issues affecting air service such as air carrier certification and fitness, insurance, authorization of proposed scheduled and charter operations, consumer protection and competitive practices. In 1993, we were granted a Certificate of Public Convenience and Necessity pursuant to Section 401 of the Federal Aviation Act authorizing us to engage in air transportation. The DOT has authority to investigate and institute proceedings to enforce its economic regulations and may in certain circumstances assess civil penalties, revoke operating authority and seek criminal sanctions.

The FAA primarily regulates flight operations, in particular matters affecting air safety, such as airworthiness requirements for aircraft, and pilot and flight attendant qualification. The FAA requires each carrier to obtain an operating certificate and operations specifications authorizing the carrier to operate at specific airports using specified equipment. All of our aircraft must have and maintain certificates of airworthiness issued by the FAA. We hold an FAA air carrier operating certificate under Part 121 of the Federal Aviation Regulations. The FAA has the authority to modify, suspend temporarily or revoke permanently our authority or that of our licensed personnel, after notice and a hearing, for failure to comply with regulations promulgated by the FAA, and to assess civil penalties for such failures. In September 1997, the Civil Aviation Security Division of the FAA conducted an investigation of the Company's compliance with certain regulations requiring the Company to verify the accuracy of the background information provided by its employees who have access to secure airport areas. The Company revised its background check procedures during the course of the FAA's investigation and then obtained and verified the necessary background information of those employees who had been identified by the FAA as having insufficient background check documentation. This investigation will likely result in a finding by the FAA of violations of these regulations. The Company has received no communications from the FAA in this respect since 1998.

The FAA also has authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and engines, fire retardant and smoke detection devices, increased security precautions, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future.

We are regulated by the Environmental Protection Agency and state and local agencies with respect to the protection of the environment and the discharge of materials into the environment. At our aircraft line maintenance facilities, we use materials that are regulated as hazardous substances under federal and state law. We maintain programs to protect the safety of our employees who use these materials and to manage and dispose of any waste generated by the use of these materials, and believe that we are in substantial compliance with all applicable laws and regulations.

In addition, the Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of our aircraft, passengers and cargo to ensure our compliance with U.S. immigration, customs and import laws.

We are also subject to other federal and state laws and regulations relating to radio communications, labor relations, equal employment opportunity and other matters.

SAFETY

We have never had an accident, and are dedicated to ensuring our customers' safety. The FAA monitors our compliance with maintenance, flight operations and safety regulations and maintains representatives on-site and performs frequent spot inspections. We believe we have a strong and open relationship with our regional FAA office. We believe we are in compliance with all requirements necessary to maintain in good standing our operating authority granted by the DOT and our air carrier operating certificate issued by the FAA. A modification, suspension or revocation of any of our DOT or FAA authorizations or certificates could have a material adverse effect upon us.

SLOTS

The FAA's regulations currently limit the availability of, and permit the buying, selling, trading, and leasing of, certain airline slots at Chicago's O'Hare, New York's LaGuardia and Kennedy International, and Ronald Reagan Washington National airports. A slot is an authorization to take off or land at the designated airport within a specified time window.

We currently lease six of the ten slots we utilize at Ronald Reagan Washington National Airport from American and this lease expires on October 27, 2001. To the extent we cannot renew or replace the slot lease expiring on October 27, 2001 at Ronald Reagan Washington National Airport, our business could be adversely affected.

As a result of the passage of the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century ("AIR-21") in April 2000, we obtained 15 slot exemptions for services at LaGuardia Airport. However, because of the significant increases in flight activity at LaGuardia and the resulting high level of operating delays since the passage of AIR-21, in December 2000, the FAA imposed a limit on the number of AIR-21 exemptions that could currently be operated at LaGuardia Airport and required all air carriers wishing to operate or continue operating slot exemptions under AIR-21 to participate in a lottery for limited slot exemptions under AIR-21 for use beginning January 31, 2001 and ending September 15, 2001. This lottery was designed to reallocate all existing AIR-21 slot exemptions among eligible air carriers up to a prescribed aggregate limit and, individually, up to the number of AIR-21 slot exemptions each eligible carrier had applied for prior to November 1, 2000. This lottery was held on December 4, 2000. We were able to select and obtain 15 slot exemptions for use beginning January 31, 2001 and ending September 15, 2001. These slot exemptions, combined with the three previously issued slots that we held at LaGuardia Airport, enable us to operate nine round trips per day in this important market until at least September 15, 2001. The FAA has advised all eligible carriers, including us, that the allocation of operating rights by lottery effective January 31, 2001 is not permanent and that the FAA intends to develop a demand management and market-based solution to control delays at LaGuardia Airport with sufficient time for implementation when the lottery allocation expires on September 15, 2001. The FAA has not yet issued any further notices or other communications with respect to the handling of AIR-21 or other slot matters at LaGuardia Airport after September 15, 2001. If we fail to maintain an adequate number of landing slots at LaGuardia Airport after September 15, 2001, our business could be adversely affected.

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

FOREIGN OWNERSHIP

Pursuant to law and the regulations of the DOT, we must be effectively controlled by United States citizens. In this regard, our President and at least two-thirds of our Board of Directors must be United States citizens and not more than 25% of our voting stock may be owned by foreign nationals (although subject to DOT approval the percent of foreign economic ownership may be as high as 49%).

FUEL

The cost of fuel is a significant operating expense, constituting approximately 10.7%, 11.5% and 18.1% of total operating expenses before equipment retirement charges for the years ended December 31, 1998, 1999, and 2000, respectively.
Our fuel costs increased approximately 120% in 2000 from 1999, primarily as a result of a 77% increase in average fuel prices and a 35% increase in gallons of fuel consumed. This increase adversely affected our results of operations in 2000 and any further increases in the cost of fuel will adversely impact our results of operations in 2001 compared to 2000.

Historically, jet fuel costs have been subject to wide price fluctuations. Jet fuel availability is also subject to periods of market surplus and shortage. Because of the effect of such events on price and availability of oil, the cost and future availability of jet fuel cannot be predicted with any degree of certainty.

Our fuel requirements are met by approximately a dozen different suppliers. We contract with these suppliers as fuel is needed, and the terms vary as to price and quantity. We have not entered into any agreement that fixes the price of fuel over any period of time.

COMPETITION

The airline industry is highly competitive and is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. The introduction of service or discounted fares by another airline in markets served by us could have an adverse impact upon our business, financial condition and results of operations.

We currently compete with other air carriers either directly or indirectly on all of our routes. Nearly all of these carriers have greater financial resources than we do, and many of them have lower unit costs than we do. Recent announcements regarding the proposed merger of U.S. Airways into United Air Lines, Inc., of Trans World Airways into American and of American's purchase of an interest in certain U.S. Airways assets and in the newly formed D.C. Air have raised the prospect of consolidation in the domestic airline industry. The closing of each of these proposed transactions remains subject to governmental review and approval and we cannot predict the outcome of these reviews.
However, consolidation in the industry between major carriers resulting in fewer major carriers than now exist will necessarily result in the concentration of even greater assets and resources in these remaining major carriers, all of whom we compete with either directly or indirectly in certain markets.

Since late 1997, we have experienced, and likely will continue to experience, increased competition in the Raleigh-Durham market. Furthermore, the introduction and expansion of low fare services by other airlines at RDU and elsewhere along the East Coast in 1999 and 2000 has led to a significantly lower fare environment in all of our markets. For example, our average fare for the year ended December 31, 2000 was 9.8% lower than the average fare for the year ended December 31, 1999, decreasing from $102 to $92, and our yield (fare paid per mile traveled) decreased 10.1% in the same period. While competition from low fare carriers at RDU and in other East Coast markets has already adversely impacted fares in all of our markets, increases in low fare services at RDU could have a more direct adverse impact on our ability to profitably expand into new markets and upon our traffic and load factors, and may put further downward pressure on our yields, resulting in an adverse impact upon our business, financial condition and results of operations.

We believe that any other carrier's ability to further increase its services at RDU beyond current levels is now limited by lack of gate availability at RDU. However, construction of a temporary facility will add five new gates to RDU's Terminal A in 2001 and the Raleigh-Durham Airport Authority has announced its plans to operate the temporary facility while constructing a permanent facility that will add 12 to 15 additional gates at Terminal A. Construction of this facility is to be completed approximately five years after completion of the temporary facility. The construction of the five temporary gates and the 12 to 15 permanent gates at RDU's Terminal A will allow other airlines to add new services, or to increase current services, at RDU.

At this time, we cannot assess what effect, if any, the termination of our participation in the AAdvantage(R) program and/or our participation in the another frequent flyer program will have on our business.

INSURANCE

We maintain insurance policies of types customary in the industry and in amounts management believes are adequate to protect us and our property against material loss. The policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverage for loss or damage to its flight equipment, and worker's compensation insurance. We cannot assure you, however, that the amount of insurance carried by us will be sufficient to protect us from material loss.


Item 2.  Properties

FLIGHT EQUIPMENT

As of March 27, 2001, we operate a fleet of six F100s, 24 CRJs and nine 737s, with an average age of 2.3 years. The F100s are configured with eight first class seats and 90 coach seats, and the CRJs are configured with 50 coach seats. Six of the 737s are configured with eight first class seats and 120 coach seats, and the other three 737s are configured with 12 first class seats and 108 coach class seats. All of the aircraft meet Stage 3 noise requirements imposed by federal law. Our young all-jet fleet gives us a significant advantage in attracting and retaining business travelers and improves our reliability statistics. The age of our fleet and those aircraft owned and leased, at March 27, 2001, was as follows:

                           Owned        Leased         Total    Average Age
                          -------      --------       -------   -----------
            737s            --             9             9       0.5 years
            CRJs             5            19            24       1.9 years
            F100s           --             6             6       6.6 years

As of March 27, 2001, we have firm orders for two additional newly manufactured CRJs, both of which are scheduled to be delivered in 2001. We have firm orders to purchase ten additional 737s with deliveries scheduled to end in 2002 and have agreed to lease four additional 737s. We have options to acquire ten additional 737s. To support our operations, we have acquired two spare Rolls Royce Tay 650-15 engines for the F100 fleet, and two General Electric CF34-3B1 spare engines to support the CRJ fleet. We intend to acquire up to four CFM 56-7B spare engines to support the operation of the 737 fleet. The mix of our fleet between 98-seat F100s, 50-seat CRJs, 128-seat 737s and 120-seat 737s should allow us to meet expected passenger volumes while maintaining a competitive cost structure, and should enhance our ability to more efficiently match our aircraft to our route network requirements.

In December 1999, we settled a pending lawsuit with debis AirFinance, B.V., the lessor of four F100s previously operated by us. As a result of this settlement, we recorded a pre-tax charge of approximately $700,000 during the fourth quarter of 1999 and obtained an option to terminate leases on four other F100s. On February 29, 2000, we exercised this option to terminate the leases on these four F100s prior to their scheduled lease expirations in 2003 and 2004, resulting in a revised scheduled return date of these aircraft in the first half of 2001. We are required to pay $2,125,000 upon the termination of each of these four leases, of which $4,250,000 was paid in the first quarter of 2001 in connection with the return of two F100s and $4,250,000 of which is payable in the second quarter of 2001 in connection with the return of two F100s. In addition, we are required to perform certain maintenance tasks on these aircraft prior to their return. During the year ended December 31, 2000, we recorded $9.2 million in equipment retirement charges related to the exercise of this option. As of December 31, 2000, we have recorded liabilities of $8.8 million related to the lease termination penalties and related expenses. The remaining $363,000 charge relates to the write-down of leasehold improvements resulting from the shortened lease terms.

Pursuant to a March 1995 purchase agreement, we are obligated to purchase four Airbus A320 aircraft with deliveries in 2005 and 2006. To support the operation of the four A320 aircraft, we also agreed to purchase one IAE V2527-A5 spare engine scheduled for delivery in November 2005 from International Aero Engines AG ("IAE"). The purchase of the A320s and the associated spare engine no longer fit with our current strategy. We are considering several alternatives with respect to the A320s and the A5 spare engine, including restructuring our agreements with Airbus and IAE or transferring our positions. Amounts that we may owe to the manufacturers in connection with such restructurings or transfers have not yet been negotiated or determined and will, in any event, depend upon market conditions.

FACILITIES

We currently sublease 19 of the 26 gates at RDU's Terminal C from American through February 2013. This sublease may be terminated if any person or group acquires 30% or more of our voting securities or if we pay any dividends or make any other cash or asset distribution to our stockholders without the lessor's consent at any time prior to our payment in full of a certain promissory note to American. Our corporate headquarters and reservations facility are located in Morrisville, North Carolina, where we lease approximately 49,000 square feet of space. The Morrisville facility leases expire between 2004 and 2008. We also lease approximately 14,000 square feet of space in Durham, North Carolina which is used for training purposes. In addition, we occupy warehouse space in Orlando, Florida, where we store aircraft parts.

At most airports other than RDU, we obtain the use of gates as part of third-party service contracts with other airlines which provide us with passenger check-in and baggage handling services. These servicing arrangements may be terminated at any time upon short notice, and at four of these destinations alternate gate space may not be available on favorable terms or at all.

Item 3.   Legal Proceedings

We are a party to routine litigation incidental to our business. Our management believes that none of this litigation is likely to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's common stock is traded on The Nasdaq Stock Market under the symbol "MDWY". Trading began in December 1997 upon the completion of Midway's initial public offering of common stock, and the following table sets forth the reported high and low closing sale prices of the common stock for the periods indicated:

2000                              High             Low
- ----                              ----             ---

Fourth Quarter                  $ 5.438         $ 2.813
Third Quarter                     5.969           5.000
Second Quarter                    6.063           4.813
First Quarter                     6.938           4.750

1999
- ----

Fourth Quarter                  $ 7.375         $ 6.125
Third Quarter                     9.875           6.125
Second Quarter                   12.625           9.000
First Quarter                    17.125          11.000


As of March 27, 2001, there were 15,174,755 shares outstanding and approximately 5,150 beneficial shareholders of record.

The Company has not paid cash dividends since its formation and does not anticipate that cash dividends will be paid in the foreseeable future. The Company has agreed with certain of its lenders and lessors not to pay dividends in the future.

CONTROL BY EXISTING SHAREHOLDERS

James H. Goodnight, Ph.D., and John P. Sall currently own approximately 44.5% and 21.6%, respectively, of our outstanding common stock, without giving effect to the shares that may be issued upon the exercise of outstanding warrants and stock options. Although we are not aware of any arrangement or understanding, contractual or otherwise, that obligates Dr. Goodnight and Mr. Sall to act in concert with respect to Midway, such level of stock ownership by Dr. Goodnight and Mr. Sall may allow them to elect all of their designees to the Board of Directors and to control the outcome of virtually all matters submitted for a vote of stockholders. The combined equity interests of Dr. Goodnight and Mr. Sall in Midway may have the effect of making certain transactions more difficult or of delaying, deferring or preventing a change in control of Midway.

Item 6.  Selected Financial Data

The following selected financial data are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this document.

                                                                                     Year Ended December 31,

                                                                  1996(1)        1997(1)      1998(1)      1999(1)        2000
                                                                 --------      ----------   ----------   ----------   -----------
                                                                        (dollars in thousands except per share amounts)
Statement of Operations Data:
Operating revenues:
Passenger                                                          $173,372    $  179,000   $  202,972   $  210,199   $   271,514
Other                                                                 6,662         7,275        8,467        7,747        10,113
                                                                   --------    ----------   ----------   ----------   -----------

Total operating revenues                                            180,034       186,275      211,439      217,946       281,627
Operating expenses:
Wages, salaries and related costs                                    24,619        25,758       31,822       38,875        57,374
Aircraft fuel                                                        27,300        21,499       19,623       22,738        49,936
Aircraft and engine rentals                                          34,113        30,495       29,927       31,429        49,266
Passenger related costs                                              20,618        17,326       20,223       23,017        28,565
Reservations and sales                                               22,849        22,314       23,080       23,535        29,122
Commissions                                                          13,728        13,978       15,071       14,229        15,402
Maintenance, materials and repairs                                   17,930        17,006       17,103       13,388        17,138
Other rentals and landing fees                                       12,711         9,812        9,646       10,098        14,014
Depreciation and amortization                                         1,346         1,999        6,162        7,938        10,517
Other operating expenses                                             11,136        10,221       10,238       13,221        24,535
Impairment of long-lived assets (2)                                  16,941             -            -            -             -
Equipment retirement charges (3)                                          -             -        2,413        2,765         9,163
Recapitalization (4)                                                      -           750            -            -             -
                                                                  ---------    ----------   ----------   ----------   -----------
Total operating expenses                                            203,291       171,158      185,308      201,233       305,032
                                                                  ---------    ----------   ----------   ----------   -----------

Operating (loss) income                                             (23,257)       15,117       26,131       16,713       (23,405)

Interest (expense) income, net                                       (1,841)          114       (1,972)      (1,621)       (1,238)
Other (expense) income                                                  834             -            -            -             -
                                                                  ---------    ----------   ----------   ----------   -----------
Total other (expense) income                                         (1,007)          114       (1,972)      (1,621)       (1,238)
                                                                  ---------    ----------   ----------   ----------   -----------

Income (loss) before income taxes and extraordinary gain            (24,264)       15,231       24,159       15,092       (24,643)
Income tax expense (benefit)                                              -         6,306        9,178        5,736        (9,150)
                                                                  ---------    ----------   ----------   ----------   -----------
Income (loss) before extraordinary gain                             (24,264)        8,925       14,981        9,356       (15,493)
Extraordinary gain (5)                                                    -        15,969            -            -             -
                                                                  ---------    ----------   ----------   ----------   -----------

Net (loss) income                                                 $ (24,264)   $   24,894   $   14,981   $    9,356   $   (15,493)
                                                                  =========    ==========   ==========   ==========   ===========

Per Share Amounts (6):
Basic earnings (loss) per share:
Income (loss) before extraordinary gain                                        $     1.47   $     1.75   $     1.09        ($1.35)
Extraordinary gain                                                                   2.64            -            -            __
                                                                               ----------   ----------   ----------   -----------

Net income (loss)                                                              $     4.11   $     1.75   $     1.09        ($1.35)
                                                                               ==========   ==========   ==========   ===========

Weighted average shares used in computing basic earnings (loss) per share       6,059,051    8,574,972    8,602,395    11,444,724
                                                                               ==========   ==========   ==========   ===========


Diluted earnings (loss) per share:
Income (loss) before extraordinary gain                                        $     1.24   $     1.54   $     0.98        ($1.35)
Extraordinary gain                                                                   2.22            -            -             _
                                                                               ----------   ----------   ----------   -----------

Net income (loss)                                                              $     3.46   $     1.54   $     0.98       ( $1.35)
                                                                               ==========   ==========   ==========   ===========

Weighted average shares used in computing diluted earnings (loss) per share     7,193,794    9,731,527    9,507,175    11,444,724
                                                                               ==========   ==========   ==========   ===========

Other Financial Data:
Cash flows provided by (used in):
Operating activities                                              $    5,784   $   10,283   $   22,257   $   21,979   $     6,611
Investing activities                                                  (2,614)     (25,219)      (9,681)     (51,345)      (46,323)
Financing activities                                                   4,836       58,640      (18,349)       7,981        51,759

                                                                                          Year ended December 31,
                                                                                          -----------------------

                                                        1996(1)        1997(1)        1998(1)        1999(1)         2000
                                                        -------        -------        -------        -------         ----
Selected Operating Statistics (7):
Available seat miles (000s)                            1,758,560      1,387,864      1,544,945      1,565,781      2,130,226
Revenue passenger miles (000s)                           998,959        875,752      1,008,567      1,031,583      1,481,399
Load factor                                                 56.8%          63.1%          65.3%          65.9%          69.5%
Break-even load factor (8)                                  59.2%          57.5%          56.7%          60.3%          73.5%
Departures                                                29,192         26,898         35,990         46,751         64,984
Block hours                                               48,682         42,867         55,783         71,705        101,218
Passenger revenue per ASM (cents)                           9.86          12.90          13.14          13.42          12.75
Yield (cents)                                              17.36          20.44          20.12          20.38          18.33
Average fare                                          $       99     $      108     $      102     $      102     $       92
Operating Cost per available seat mile (cents) (9)         10.60          12.28          11.84          12.68          13.89
Onboard passengers                                     1,742,957      1,660,140      1,995,117      2,063,192      2,966,502
Average seats per departure                                  104            101             88             68             67
Average stage length (miles)                                 571            524            475            471            461
Aircraft (average during period)                            13.7           13.0           18.1           22.8           32.2
Aircraft utilization (hours per day)                         9.8            9.0            8.4            8.6            8.6
Fuel price per gallon (cents)                               80.6           73.4           57.3           61.7          100.7

                                                                                As of December 31,
                                                                                ------------------
                                                         1996           1997           1998           1999           2000
                                                         ----           ----           ----           ----           ----
                                                                              (dollars in thousands)
Balance Sheet Data
Cash, cash equivalents, restricted cash
 and short-term investments                           $   12,805     $   58,071     $   58,248     $   38,564     $   57,823
Working capital                                          (42,198)        20,826         32,880          4,414         (3,118)
Equipment and property, net                                6,669         46,574        103,007        120,405        138,427
Equipment purchase deposits, net                           1,846         17,133         18,103         61,824        111,715
Total assets                                              38,384        139,810        203,581        256,689        348,841
Long-term debt and capital lease obligations
 (net of current maturities)                              11,704         39,187         78,764        103,349        152,810
Stockholders' (deficit) equity                           (40,569)        48,486         70,463         83,136        101,719

(1) The Company reclassified certain balances to reflect classifications in 1996, 1997, 1998, and 1999 to conform to 2000 financial statements.

(2) The Company recorded an impairment loss of $16.9 million from certain long-lived assets, primarily intangible assets, that were determined by Company management to be impaired in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

(3) In 1998 and 1999, the Company recorded equipment retirement charges related to the return of four Fokker and one Airbus aircraft to their lessors. In 2000, the Company recorded equipment retirement charges related to the early return of four Fokker aircraft to be returned in the first six months of 2001. (See Note 2 of the Notes to Consolidated Financial Statements.)

(4) The Company recorded a one-time charge of $0.75 million related to its February 1997 recapitalization which also resulted in a change in ownership and management and the reduction of certain expenses including aircraft rental expense, facility rentals, the cost of certain services and net interest expense.

(5) Extraordinary gain consists of one-time gains recognized in connection with the Company's 1997 recapitalization.

(6) Since the Company was recapitalized in February 1997 and all prior capital stock was canceled at that time, per share amounts prior to 1997 are not meaningful and thus are not presented.

(7) For definitions of the airline operating terms used in this table, see "Glossary" below.

(8) "Break-even load factor" as represented above excludes impairment of long-lived assets, equipment retirement charges and recapitalization expenses divided by the product of available seat miles and yield. Had impairment of long-lived assets, equipment retirement charges and recapitalization expenses been included for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 the break-even load factor would have been 64.7%, 57.7%, 57.5%, 61.1% and 75.8%, respectively.

(9) "Operating cost per available seat mile" as represented above equals total operating costs less impairment of long-lived assets, equipment retirement charges and recapitalization expenses, divided by available seat miles. Had impairment of long-lived assets, equipment retirement charges and recapitalization expenses been included for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 cost per available seat mile would have been 11.56 cents, 12.33 cents, 11.99 cents, 12.86 cents and 14.32 cents, respectively.

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

OVERVIEW

We began commercial operations in November 1993, operating from our base at Chicago's Midway Airport. Operations there were unprofitable. In March 1995 we relocated all of our operations to RDU. The relocation followed American's reduction of services at RDU and was facilitated through an agreement with American to sublease up to 19 of American's 26 gates at RDU's Terminal C and to participate in the AAdvantage(R) frequent flyer program. At the time of the move, our management committed to expanding our fleet, through the addition of five Airbus A320s and four F100s, to a total of five A320s and twelve F100s. We incurred significant losses in 1995 and 1996 due to a combination of factors, including inadequate capital resources, the increased fleet capacity, the lack of marketing presence, and unusually bad weather.

Following unsuccessful efforts to renegotiate lease terms, one of our lessors required us to return four A320s during the first four months of 1996. This reduced our fleet to twelve F100s and one A320. In February 1997, we completed a recapitalization, resulting in a change in ownership and management. The recapitalization reduced our annual expenses, including aircraft rental expense, facility rentals, the cost of certain services and net interest expense. In connection with this recapitalization and a review of operations designed to reallocate our flight equipment to markets we could serve on a more competitive basis (in terms of flight frequency and marketing presence), in 1996 we discontinued unprofitable flight operations between RDU and Providence, Rhode Island and in 1997 between RDU and Los Angeles, California and Las Vegas, Nevada.

In late 1997, we began to expand our fleet with the delivery of two CRJs. We began initial operations with the CRJs in January 1998. We received eight additional CRJs in 1998, eight CRJs in 1999, seven CRJs in 2000 and one to date in 2001. We also placed in service our first six 737s in 2000, and have received three additional 737s to date in 2001. In the first half of 1999, we removed the remaining A320 from service on its scheduled lease expiry date. In addition, we removed two F100s from service in the fourth quarter of 1998 on their scheduled lease expiry dates, removed two F100s from service in the first half of 1999 on their scheduled lease expiry dates, removed two F100s from service in the first quarter of 2001, and intend to remove an additional two F100s from service in the second quarter of 2001. Excluding the two F100s to be removed from service in the second quarter of 2001, our fleet presently consists of 24 CRJs, nine 737s and four F100s.

After the recapitalization and through 1999, our operating performance and financial condition improved significantly. We attribute our improved results through 1999 to the recapitalization, route restructuring, improved yield management, increased passenger demand and a generally strong economic environment. In the fiscal year 2000 our financial performance deteriorated, due in large part to increased competition which resulted in a lower fare environment in most of our markets, significantly higher fuel costs and increasing labor and training costs.

Our business plan focuses on the Raleigh-Durham, North Carolina travel market, and is designed to capture a significant share of that market by offering frequent flight schedules, superior operational performance and high quality customer service. Our growth strategy involves increasing the frequency of flights to a number of the markets we currently serve and increasing the number of markets to be served. To implement our strategy, we have agreed to acquire 26 new CRJs, with deliveries that began in December 1997. This allowed us to increase frequency in some of our markets without materially increasing capacity in those markets. It also allowed us to increase the number of markets served by introducing service with smaller aircraft in small to moderately sized markets where no non-stop service was then available.

To further our strategy, we have agreed to purchase 15 new 737s and to lease eight new 737s with deliveries that began in December 1999. The 737 aircraft will initially replace the eight F100 aircraft we are planning to retire or have already retired, permit capacity additions in selected growing markets and finally, permit us to fly to more locations due to its greater range capabilities. The 737 also gives us the ability to achieve overall lower unit costs that should allow us to compete more effectively with lower fare carriers. We also believe that 737s, with their lower unit costs and greater reach, will enable us to offer competitive fares to leisure destinations in Florida and elsewhere, allowing us to increase our market share of leisure and connecting passengers. We generally offer the same range of fares that our competitors offer, with exceptions in particular markets where we discount some categories of fares more than our competition to stimulate the market or charge a premium where passengers are willing to pay slightly higher fares because of the convenience of our non-stop jet flights and our superior service.

Because of our premium service, focus on business travelers, small average number of seats per departure and shorter average stage lengths, our cost per available seat mile is higher than that of most major carriers. We recognize the importance of a competitive cost structure and expect to lower unit costs through growth, increased utilization of aircraft, increasing average stage length, the restructuring of various functions related to flight operations including pilot training, crew scheduling and crew planning and the introduction of 737s into service. We have also achieved cost savings by entering into new maintenance contracts, eliminating the use of third-party vendors for flight reservation call handling, reducing credit card processing fees, reducing long distance telephone rates, reducing travel agent commissions, reducing some of our insurance costs, and implementing an automated voice-response flight information system. We expect to reduce our ticket distribution costs by introducing an Internet based booking engine that is currently scheduled for implementation in the second quarter of 2001.

We expect the addition of more 737s into our fleet and the introduction of longer flight segments to further reduce our unit costs. Our costs per trip on 737s and the F100s they replace are approximately the same, but the unit costs for 737 flights are 22% to 30% lower than the unit costs for F100 flights, because 120-seat 737s have 22 more seats per departure, and 128-seat 737s have 30 more seats per departure, than F100s. Further, the 737s unit costs are approximately 40% lower than those of the CRJs.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Results of Operations

Revenue for 2000 was up 29% over 1999 to $281.6 million. For the year ended December 31, 2000, the Company's net loss was $15.5 million compared to net income of $9.4 million for the year ended December 31, 1999. Excluding the unusual items discussed below, net loss was $9.7 million, compared to net income of $11.1 million for the year ended December 31, 1999. Excluding the unusual items, to the Company had an operating loss of $14.2 million in 2000 compared to operating income of $19.5 million in 1999. Loss per diluted share for the year ended December 31, 2000 amounted to $1.35 ($0.85 excluding unusual items) compared to net income per diluted share of $0.98 ($1.16 excluding unusual items) for the year ended December 31, 1999.

Unusual Items

Year Ended December 31, 2000

 .   The Company recorded an equipment retirement charge of $9.2 million ($5.8 million after taxes) related to the prospective termination of four aircraft leases to be terminated during the first half of 2001 instead of in 2003 and 2004 as originally scheduled.

Year Ended December 31, 1999

 .   The Company recorded an equipment retirement charge of $2.1 million ($1.3 million after taxes) related to the retirement of three aircraft during the first half of 1999 and $0.7 million ($0.4 million after taxes) related to settlement of litigation with an aircraft lessor.

Capacity. In 2000, the Company produced 2.13 billion ASMs, an increase of 564 million or 36% from 1999. The increase in ASM production was attributable to flying 39% more trips, offset somewhat by a 2% shorter average trip length (to 461 miles) and aircraft having 1% fewer seats per trip. These changes resulted from the change in the Company's fleet (see below) and changes in schedules and routes during the year.

                                              As of December 31,
            Aircraft                          2000          1999
            --------                          ----          ----
            F100 (98 seats)                      8             8
            CRJ (50 seats)                      23            18
            Boeing (120 or 128  seats)           6             1
                                         ---------      --------
                                                37            27
                                         =========      ========

Operating Revenues. The Company's operating revenues increased 29% to $281.6 million for the year ended December 31, 2000 from $217.9 million for the year ended December 31, 1999. Passenger revenue increased 29% to $271.5 million. The increase in passenger revenue is attributable to a 44% increase in the number of miles passengers were carried to 1.48 billion from 1.03 billion partially offset by a 10% decrease in the average yield. Passenger revenue per ASM decreased 5% to 12.8 cents per ASM, due to a 10% decrease in passenger yield (revenue per RPM) to 18.3 cents and the ASM increase of 36%, partially offset by an RPM increase of 44%, resulting in a 3.6 percentage point increase in load factor to 69.5%. Cargo revenue increased 32% to $2.5 million for the year ended December 31, 2000 from $1.9 million for the year ended December 31, 1999. The increase is due to a 36% increase in pounds carried, partially offset by a decrease of 3% in average price per pound. Other revenue increased 30% to $7.6 million for the year ended December 31, 2000 from $5.8 million for the year ended December 31, 1999, due primarily to an increase in charters and a 37% increase in administrative fee revenues.

Operating Expenses. The Company's operating expenses increased 52% to $305.0 million for the year ended December 31, 2000 from $201.2 million for the year ended December 31, 1999. Total expenses increased primarily due to volume increases related to the size of the Company, as well as the increased cost of fuel attributable to fuel price increases, added training costs for flight crews occasioned by the introduction of a new fleet type, the 737-700, and a growth of 41% in hours flown. Excluding the one-time equipment retirement charges in 2000 and 1999, operating expense per ASM increased 10% to 13.9 cents from 12.7 cents. This increase is attributable to the items noted above.

                                                                                    Year Ended December 31,
                                                                                    -----------------------

                                                                                2000                          1999
                                                                                ----                          ----
                                                                      Percent of      Cost per      Percent of      Cost per
                                                                    Total Expenses   ASM (cents)  Total Expenses   ASM (Cents)
                                                                    --------------   ----------   --------------   ----------
Wages, salaries and related costs                                          18.7%        2.69             19.2%        2.48
Aircraft fuel                                                              16.3         2.35             11.2         1.45
Aircraft and engine rentals                                                16.1         2.31             15.5         2.01
Passenger related costs                                                     9.4         1.34             11.3         1.47
Reservations and sales                                                      9.5         1.37             11.6         1.50
Commissions                                                                 5.0         0.72              7.0         0.91
Maintenance, materials and repairs                                          5.6         0.81              6.6         0.86
Other rentals and landing fees                                              4.6         0.66              5.0         0.65
Depreciation and amortization                                               3.4         0.49              3.9         0.51
Other operating expenses                                                    8.0         1.15              6.5         0.84
                                                                          -----        -----            -----        -----

Sub-total operating expenses before equipment retirement charges           96.6        13.89             97.8        12.68
                                                                          -----        -----            -----        -----

Equipment retirement charges                                                3.0         0.43              1.4         0.18

Total operating expenses                                                   99.6        14.32             99.2        12.86
                                                                          -----        -----            -----        -----

Other expense                                                               0.4         0.06              0.8         0.10
                                                                                                        -----        -----

Total expenses                                                            100.0%       14.38            100.0%       12.96
                                                                          =====        =====            =====        =====

Wages, salaries and related costs increased $18.5 million or 48% to $57.4 million for the year ended December 31, 2000 from $38.9 million for the year ended December 31, 1999. The increase is attributable to a 39% increase in the average number of personnel, coupled with average wage increases of 3%. The rates for the Company's health insurance program increased 7% in June 2000, and the Company added long-term disability coverage at that time, which, coupled with the 39% increase in personnel, resulted in a 59% increase in the cost of the health benefits programs. Payroll tax expense increased 53% in 2000 over 1999. In 2000 no discretionary bonuses were paid versus $1.2 million in 1999. These increases caused costs per ASM in 2000 to increase 0.21 cents or 8% over 1999 to 2.69 cents.

Aircraft fuel expense increased 120% to $49.9 million for the year ended December 31, 2000 from $22.7 million for the year ended December 31, 1999. The increase was due to a 77% increase in the average fuel price per gallon to 88 cents from 50 cents (excluding taxes and into plane fees), and a 35% increase in gallons of fuel consumed due to the increased flying, partially offset by a 4% decrease in the fuel burn rate per block hour. Aircraft fuel expense per ASM increased 61% to 2.34 cents. Average monthly fuel prices (excluding taxes and into plane fees) fluctuated significantly in 2000 ranging from $0.75 per gallon in January to $1.04 per gallon in November 2000, and were $1.02 per gallon in December 2000. In 1999 average monthly fuel prices (excluding taxes and into plane fees) ranged from $0.35 per gallon in February 1999 to $0.70 per gallon in December 1999.

Aircraft and engine rental expense increased 57% to $49.3 million for the year ended December 31, 2000 from $31.4 million for the year ended December 31, 1999. The increase in expense is attributable to the rent expense on additional leased CRJ and 737-700 aircraft. Aircraft and engine rentals expense per ASM increased 15% to 2.31 cents from 2.01 cents due to the greater number of CRJ seats with a higher capital cost per seat.

Passenger related costs increased 24% to $28.6 million for the year ended December 31, 2000 from $23.0 million for the year ended December 31, 1999. The increase in expense is attributable to the 44% increase in passengers, as well as an increase in departures, and the addition of four new destinations in 2000. Passenger related costs per ASM decreased 9% to 1.34 cents from 1.47 cents due to the efficiencies created by the additional capacity and passengers.

Reservations and sales expense increased 24% to $29.1 million for the year ended December 31, 2000 from $23.5 million for the year ended December 31, 1999. The increase in expense is attributable to a 37% increase in CRS (computer reservation service) fees from the 44% increase in passengers boarded, a 27% increase in credit card discount fees from the 29% increase in passenger revenue, a 26% increase in advertising and promotions expense, a 42% increase in communications expense, and a 22% increase in frequent flyer program expense due to the increase in passengers. Reservations and sales expense per ASM decreased 9% to 1.37 cents from 1.50 cents, primarily driven by the efficiencies created by the additional capacity.

Commission expense increased 8% to $15.4 million for the year ended December 31, 2000 from $14.2 million for the year ended December 31, 1999. This was due to the 43% increase in agency revenues, partially offset by a decrease in the average rate paid to travel agencies. Commission expense per ASM decreased 21% to 0.72 cents from 0.91 cents, primarily driven by the reduction in commission rate paid, partially offset by the 11% increase in travel agency revenues as a percent of passenger revenue.

Maintenance, materials and repairs expense increased 28% to $17.1 million for the year ended December 31, 2000 from $13.4 million in the year ended December 31, 1999. The expense increase is largely attributable to the 41% increase in block hours and the number of aircraft. Maintenance, materials and repairs expense per ASM decreased 6% to 0.81 cents from 0.86 cents.

Other rentals and landing fees expense increased 39% to $14.0 million for the year ended December 31, 2000 from $10.1 million for the year ended December 31, 1999. Other rentals and landing fees expense per ASM increased to 0.66 cents from 0.65 cents. The increase was due to higher rates and increased space rented at RDU, four additional destinations and changing to self-handling at two destinations during 2000, and a 39% increase in landings and landed weights, partially offset by the lighter weight CRJs constituting a greater proportion of the Company's total flights.

Depreciation and amortization expense increased 32% to $10.5 million for the year ended December 31, 2000 from $7.9 million for the year ended December 31, 1999. Depreciation and amortization expense per ASM decreased 4% to 0.49 cents from 0.51 cents in the year ended December 31, 1999. During 2000 the Company increased its investment in fixed assets by 20%. Acquisitions included an engine for the CRJ fleet, rotable parts for the 737-700, F100, and CRJ fleets, ground service equipment and computer equipment, plus investments in several of the Company's office and training spaces.

Other operating expense increased 86% to $24.5 million for the year ended December 31, 2000 from $13.2 million for the year ended December 31, 1999.
Other operating expenses consist primarily of pilot training costs, general and administrative expense, management information systems, and insurance. The increase in expense is primarily attributable to a 320% increase in training costs, 134% increase in computer systems related expenses, and increases related to the personnel to support the added capacity, destinations, and passengers partially offset by efficiencies created by growth. Other operating expense per ASM increased to 1.15 cents from 0.84 cents in 1999.

Interest income increased to $2.8 million for year ending December 31, 2000 from $2.2 million for the year ended December 31, 1999, due to higher average cash balances. Interest expense increased to $4.0 million for the year ended December 31, 2000 from $3.8 million for the year ended December 31, 1999 due to increased long-term debt and borrowings under the Company's revolving line of credit. Net interest expense per ASM for the year ending December 31, 2000 was
0.06 cents compared to net interest expense per ASM of 0.10 cents in the comparable prior period.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

OVERVIEW

Results of Operations

Revenue for 1999 was up 3% over 1998 to $217.9 million. For the year ended December 31, 1999, the Company's net income was $9.4 million. Excluding the unusual items discussed below, net income was $11.1 million, down 33% from the net income of $16.5 million for the year ended December 31, 1998. Excluding the unusual items, operating income declined 32% in 1999 to $19.5 million from $28.5 million in 1998. Excluding the unusual items, the Company's operating margin decreased to 9% in 1999 from 13% in 1998. Earnings per diluted share for the year ended December 31, 1999 amounted to $0.98 ($1.16 excluding unusual items) compared to $1.54 ($1.69 excluding unusual items) for the year ended December 31, 1998.

Unusual Items

Year Ended December 31, 1999

 . The Company recorded an equipment retirement charge of $2.1 million ($1.3 million after taxes) related to the retirement of three aircraft during the first half of 1999 and $0.7 million ($0.4 million after taxes) related to settlement of litigation with an aircraft lessor.

Year Ended December 31, 1998

 . The Company recorded an equipment retirement charge of $2.4 million ($1.5 million after taxes) related to the retirement of five aircraft, two of which were returned at the end of their lease terms in 1998 and three of which were returned at the end of their lease terms in the first half of 1999.


Capacity. In 1999, the Company produced 1.566 billion ASMs, an increase of 20.8 million or 1% from 1998. The increase in ASM production was attributable to flying 30% more trips (to 46,751), offset somewhat by a 1% shorter average trip length (to 471 miles) and aircraft having 23% fewer seats per trip (to 68 seats). These changes resulted from the change in the Company's fleet (see below) and changes in schedules and routes during the year.

                                          As of December 31,
                     Aircraft            1999           1998
                     --------            ----           ----

                F100 (98 seats)             8             10
                A320 (148 seats)            0              1
                CRJ (50 seats)             18             10
                Boeing (128 seats)          1              0
                                         ----           ----
                                           27             21
                                         ====           ====

Operating Revenues. The Company's operating revenues increased 3% to $217.9 million for the year ended December 31, 1999 from $211.4 million for the year ended December 31, 1998. The increase in passenger revenue is attributable to a 2% increase in the number of miles passengers were carried to 1.03 billion from
1.01 billion with a stable average fare. Passenger revenue per ASM increased 2% to 13.4 cents per ASM due to the 3% increase in passengers, with the 1% increase in capacity, resulting in an increase of 0.6 percentage point in load factor to 65.9% and a 1% increase in passenger yield (revenue per RPM) to 20.4 cents. Cargo revenue decreased 10% to $1.9 million for the year ended December 31, 1999 from $2.1 million for the year ended December 31, 1998. The decrease is due to a 25% decrease in pounds carried, partially offset by a 21% increase in the average rate per pound during 1999. Other revenue decreased 8% to $5.8 million for the year ended December 31, 1999 from $6.3 million for the year ended December 31, 1998, due primarily to a decrease in charters.

Operating Expenses. The Company's operating expenses increased 9% to $201.2 million for the year ended December 31, 1999 from $185.3 million for the year ended December 31, 1998. Total expenses increased primarily due to increases in number of flights, employees, wages, fuel, depreciation expense, and the recording of $2.8 million of equipment retirement charges in 1999 partially offset by reduction in maintenance costs and commissions in 1999. Total operating expense per ASM increased 7% to 12.86 cents from 12.00 cents. Excluding the one-time equipment retirement charges in 1999 and 1998, operating expense per ASM increased 7% to 12.68 cents from 11.84 cents. This increase is attributable to the items noted above.

                                                                                     Year Ended December 31,
                                                                                     -----------------------

                                                                                  1998                         1999
                                                                                  ----                         ----
                                                                       Percent of      Cost per      Percent of      Cost per
                                                                    Total Expenses   ASM (cents)  Total Expenses   ASM (Cents)
                                                                    ---------------  -----------  ---------------  -----------
Wages, salaries and related costs                                         17.0%        2.06             19.2%        2.48
Aircraft fuel                                                             10.5         1.27             11.2         1.45
Aircraft and engine rentals                                               16.0         1.94             15.5         2.01
Passenger related costs                                                   10.8         1.31             11.3         1.47
Reservations and sales                                                    12.3         1.49             11.6         1.50
Commissions                                                                8.0         0.98              7.0         0.91
Maintenance, materials and repairs                                         9.1         1.11              6.6         0.86
Other rentals and landing fees                                             5.1         0.62              5.0         0.65
Depreciation and amortization                                              3.3         0.40              3.9         0.51
Other operating expenses                                                   5.5         0.66              6.5         0.84
                                                                         -----        -----            -----        -----

Sub-total operating expenses before equipment retirement charges          97.6        11.84             97.8        12.68
                                                                         -----        -----            -----        -----

Equipment retirement charges                                               1.3         0.16              1.4         0.18

Total operating expenses                                                  98.9        12.00             99.2        12.86
                                                                         -----        -----            -----        -----

Other expenses                                                             1.1         0.13              0.8         0.10
                                                                         -----        -----            -----        -----

Total expenses                                                           100.0%       12.13            100.0%       12.96
                                                                         =====        =====            =====        =====

Wages, salaries and related costs increased $7.1 million or 22% to $38.9 million for the year ended December 31, 1999 from $31.8 million for the year ended December 31, 1998. The increase is attributable to increased staffing of 47% in flight crews associated with the addition of new aircraft throughout the year, general hiring resulting in a 42% increase in staffing to fill specific needs in the non-flight crew throughout the Company, and annual wage increases for all personnel. Included in the 1999 expense are discretionary bonuses amounting to $1.2 million versus $2.4 million in 1998. Wages, salaries and related cost per ASM increased 0.42 cents or 20% to 2.48 cents. The increase in unit costs is attributable to the items noted above as well as the changes noted in "Capacity".

Aircraft fuel expense increased 16% to $22.7 million for the year ended December 31, 1999 from $19.6 million for the year ended December 31, 1998. The increase was due to an 8% increase in the average fuel price per gallon (including taxes and into plane fees) to 61.7 cents from 57.3 cents, and a 6% increase in gallons of fuel consumed due to the increased number of flights, partially offset by a shift to more fuel efficient aircraft. Aircraft fuel expense per ASM increased 14% to 1.45 cents because of the fuel price increase and the 5% increase in fuel consumed due to the changes in the Company's fleet mix.

Aircraft and engine rental expense increased 5% to $31.4 million for the year ended December 31, 1999 from $29.9 million for the year ended December 31, 1998. The increase in expense is attributable to the rent expense on additional leased CRJs and a partial month of rent for the 737-700, offset by return of four F-100s in late 1998 and the first half of 1999, the return of the A320 in mid-1999, and the reduced use of leased spare engines. Aircraft and engine rentals expense per ASM increased 4% to 2.01 cents from 1.94 cents. The increase in cost per ASM primarily resulted from the increase in 1999 of the number of leased CRJ aircraft with a higher capital cost per seat, partially offset by the return of the four F100 and one A320 aircraft in late 1998 and the first half of 1999.

Passenger related expense increased 14% to $23.0 million for the year ended December 31, 1999 from $20.2 million for the year ended December 31, 1998. This was due an increase in ground handling expense resulting from a 30% increase in departures in 1999 over 1998 and an increase in passengers boarded of 3% over
the same period.   Passenger related expense per ASM increased 12% to 1.47 cents from 1.31 cents.

Reservations and sales expense increased 2% to $23.5 million for the year ended December 31, 1999 from $23.1 million for the year ended December 31, 1998. This increase is attributable to a 3% increase in the number of passengers boarded from 1.995 million in 1998 to 2.063 million in 1999 resulting in an increase in
credit card discount fees and CRS fees.   Reservations and sales expense per ASM
increased 1% to 1.50 cents from 1.49 cents.

Commission expense decreased 6% to $14.2 million for the year ended December 31, 1999 from $15.1 million for the year ended December 31, 1998. This was due to a 9% reduction in average commission paid partially offset by the 4% increase in passenger revenues. Commission expense per ASM decreased 7% to 0.91 cents from
0.98 cents, primarily driven by the reduction in commission rate paid and the decrease of travel agency revenues as a percent of passenger revenue, partially offset by the 2% increase in passenger revenue per ASM.

Maintenance, materials and repairs expense decreased 22% to $13.4 million for the year ended December 31, 1999 from $17.1 million in the year ended December 31, 1998. The expense decrease is largely attributable to the return of the five leased aircraft partially offset by the 29% increase in block hours flown by new, lower maintenance CRJs. Maintenance, materials and repairs expense per ASM decreased 23% to 0.86 cents from 1.11 cents.

Other rentals and landing fees expense increased 5% to $10.1 million for the year ended December 31, 1999 from $9.6 million for the year ended December 31, 1998. Other rentals and landing fees expense per ASM increased 5% to 0.65 cents from 0.62 cents, due to increased rents at certain facilities and a 3% increase in landing weight partially offset by a 17% decline in landing fee rates at RDU.

Depreciation and amortization expense increased 29% to $7.9 million for the year ended December 31, 1999 from $6.2 million for the year ended December 31, 1998. Depreciation and amortization expense per ASM increased 28% to 0.51 cents from
0.40 cents in the year ended December 31, 1998. During 1999 the Company increased its investment in fixed assets by 20%. Acquisitions included an engine for the CRJ fleet, parts for the 737-700 fleet, F100 fleet, and CRJ fleet, ground service equipment, computer equipment, and leasehold improvements and furnishings for the new corporate headquarters.

Other operating expense increased 29% to $13.2 million for the year ended December 31, 1999 from $10.2 million for the year ended December 31, 1998. Other operating expenses consist primarily of pilot training expense, other pilot related expenses, general and administrative expense and insurance. The increase in expense is attributable to the 30% increase in departures and 3% increase in passengers, partially offset by savings in insurance and efficiencies created by growth. Other operating expense per ASM increased 27% to 0.84 cents from 0.66 cents in 1998.

Interest income decreased $1.1 million to $2.2 million for year ending December 31, 1999 due to lower average cash balances due to pre-delivery deposits for the CRJ and Boeing fleets. Interest expense decreased $1.5 million to $3.8 million due to the capitalized interest on aircraft purchase deposits. Interest expense per ASM for the year ending December 31, 1999 was 0.10 cents compared to interest expense per ASM of 0.13 cents in the comparable prior period.

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

                                                          1999                                           2000
                                       -----------------------------------------------------------------------------------------
(dollars in thousands)                 March 31    June 30    Sep. 30    Dec. 31      March 31    June 30   Sept. 30    Dec. 31
- ----------------------                 --------   --------   --------   --------      --------   --------   --------   --------
Operating revenues (000s)              $ 54,986   $ 55,551   $ 49,508   $ 57,901      $ 60,344   $ 73,941   $ 70,674   $ 76,668
Operating income (loss) (000s) (1)     $  8,248   $  8,112   $    797   $  2,321      $ (2,182)  $  2,831   $ (4,895)  $ (9,996)
Net income (loss)                      $  4,006   $  4,010   $    229   $  1,111      $( 7,560)  $  1,500   $ (3,118)  $ (6,315)
ASMs (000)s                             375,649    375,476    381,540    433,116       464,127    517,880    532,693    615,526
RPMs (000)s                             238,624    251,675    252,243    289,041       310,823    371,778    374,675    424,123
Load factor                                63.5%      67.1%      66.1%      66.7%         67.0%       1.8%      70.3%      68.9%
Break even load factor (1)                 55.4%      58.4%      66.8%      64.6%         70.4%      69.4%      75.5%      78.3%
Passenger Yield (cents)                    22.2       21.4       18.9       19.3          19.0       19.3       18.2       17.1
PRASM (cents)                              14.1       14.3       12.5       12.9          12.7       13.8       12.8       11.8
CASM (cents) (1)                           12.7       12.8       12.9       12.8          13.7       13.8       14.2       14.1
Aircraft (average during period)           21.5       20.9       22.7       25.8          29.0       31.9       33.0       35.0
Net income (loss) per share, basic     $   0.47   $   0.47   $   0.03   $   0.13      $  (0.88)  $   0.17   $  (0.23)  $  (0.42)
Net income (loss) per share, diluted   $   0.42   $   0.42   $   0.02   $   0.12      $  (0.88)  $   0.16   $  (0.23)  $  (0.42)

(1)  Excludes equipment retirement charges

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's working capital decreased during the year ended December 31, 2000 compared to the year ended December 31, 1999. As of December 31, 2000, the Company had cash, restricted cash, and short-term investments of $57.8 million and a working capital deficit of $3.1 million compared to cash, restricted cash, and short-term investments of $38.6 million and working capital of $4.4 million as of December 31, 1999. Restricted cash consists of funds which serve as collateral to support letters of credit and a credit card holdback. During the year ended December 31, 2000, cash, restricted cash, and short-term investments increased $19.3 million, reflecting net cash provided by operating activities of $14.4 million (excluding changes in restricted cash), net cash used in investing activities of $46.3 million (excluding purchases and sales of short-term investments), and net cash provided by financing activities of $51.8 million. During the year ended December 31, 2000, net cash provided by operating activities was primarily due to increases in liabilities, depreciation and amortization; net cash used in investing activities was due to purchases of equipment and property and equipment purchase deposits; and net cash provided by financing activities was due to proceeds from issuance of common stock and long-term debt.

The Company's working capital decreased during the year ended December 31, 1999 compared to the year ended December 31, 1998. As of December 31, 1999, the Company had cash, restricted cash, and short-term investments of $38.6 million and working capital of $4.4 million compared to $58.2 million and $32.9 million respectively as of December 31, 1998. During the year ended December 31, 1999, cash, restricted cash, and short-term investments decreased $19.7 million, reflecting net cash provided by operating activities of $23.1 million (excluding changes in restricted cash), net cash used in investing activities of $50.8 million (excluding purchases and sales of short-term investments), and net cash provided by financing activities of $8.0 million. During the year ended December 31, 1999, net cash provided by operating activities was primarily due to net income, depreciation and amortization, deferred taxes, and increases in liabilities; net cash used in investing activities was due to purchases of equipment and property and payment of equipment purchase deposits; and net cash provided by financing activities was due to proceeds from issuance of long-term debt.

CAPITAL EXPENDITURES

The Company's capital expenditures in the year ended December 31, 2000 and 1999 were $28.5 million and $25.4 million, respectively. Of these expenditures in the years ended December 31, 2000 and 1999, respectively, $2.1 million and $1.5 million were financed through borrowings.

As of March 27, 2001, the Company has in place firm orders to purchase two additional newly manufactured CRJs, both of which are scheduled to be delivered by December 2001 and ten additional newly manufactured 737s, all of which are scheduled to be delivered by October 2002. As of March 27, 2001, the Company's total aircraft purchase obligations amount to approximately $395 million, $215 million of which is scheduled for payment in 2001 and the remainder in 2002. In addition, prior to March 2002, the Company must purchase three CRJs which are currently being operated by the Company under interim leases with an affiliate of the manufacturer of these aircraft. Prior to delivery of each 737 on firm order, the Company must make pre-delivery deposit payments totaling 30% of the estimated purchase price of each such 737. Pre-delivery deposit payments that must be made on 737 aircraft after March 27, 2001 total approximately $30 million in 2001 and approximately $6.5 million in 2002. The Company made all required pre-delivery deposit payments to Bombardier, Inc. in respect of the two CRJs remaining on firm order. We have already acquired two General Electric CF-34-3B1 spare engines, and intend to acquire up to three additional GE CF 34 spare engines to support the operation of our CRJ aircraft. We intend to purchase up to four CFM 56-7B spare engines to support the operation of our 737 aircraft. The Company anticipates 2001 capital expenditures for items such as office equipment, aircraft rotable parts and facility improvements to approximate $17.8 million, of which approximately $2.2 million is contractually obligated.

CAPITAL RESOURCES

The aircraft and spare engine capital expenditures described above exceed the Company's internal capital resources and accordingly, the Company has been and will be required to obtain capital from external sources. In furtherance thereof, in July 2000 we raised approximately $34.1 million before expenses as a result of our issuance of 6,561,163 new shares of common stock pursuant to a rights offering. Approximately $5.0 million of the proceeds of the offering were used to repay amounts outstanding under a $30 million revolving credit facility provided by an entity owned by two stockholders, James H. Goodnight, Ph.D. and John P. Sall. As a result of the completion of the rights offering and in accordance with the terms of a revolving credit facility, the commitment under this facility was reduced to $10 million, all of which is available as of March 27, 2001. In August 2000 we closed a financing (the "Deposit Financing") with a syndicate of lenders which have agreed to provide us with up to $75.4 million, in the aggregate, to either reimburse us for cash pre-delivery deposits previously made with respect to eleven of the 737 aircraft on firm order or to make pre-delivery deposits that become due. Subject to satisfaction of certain conditions, amounts may be drawn under the Deposit Financing through June 2002 as pre-delivery deposit payments become due with respect to such aircraft. All amounts drawn under the Deposit Financing must be repaid not later than December 31, 2002. The interest rate payable on amounts borrowed under the Deposit Financing is a variable rate based upon LIBOR plus a margin. A commitment fee is also payable on certain amounts not drawn under the Deposit Financing. The Company's obligations under the Deposit Financing are secured by its rights with respect to eleven aircraft under its aircraft purchase agreement with The Boeing Company. As the aircraft that are the subject of the Deposit Financing are purchased and permanent leveraged lease financings are completed for 100% of the purchase price, the Company obtains a reimbursement of the portion of the pre-delivery deposits it had made from internal sources with respect to such aircraft or the lenders receive payment of the outstanding borrowings, which, in turn, makes additional amounts available for borrowing under the Deposit Facility. Thus, assuming the completion of leveraged lease financings for which the Company has already obtained commitments as described below, amounts available for future borrowing under the Deposit Facility will allow the Company to meet its pre-delivery deposit payment obligations to The Boeing Company. Amounts outstanding under the Deposit Financing at December 31, 2000 were $71.5 million and amounts outstanding under the Deposit Financing as of March 27, 2001 were $72.6 million.

We expect to use leveraged lease financing to acquire fourteen of the fifteen 737s on firm order. The debt portion of a leveraged lease financing for the 737s on firm order represents approximately 80% of the Company's purchase price of the aircraft plus certain costs associated with the financings. The equity portion of a leveraged lease financing represents the remainder of the Company's purchase price of the aircraft plus such other associated costs. Through this leveraged lease financing structure the Company expects to obtain financing for 100% of its costs to purchase the 737 aircraft on firm order.

To date, the Company has obtained commitments from third parties to provide financing for the equity portion of the leveraged lease for 14 of these aircraft and to provide financing for the debt portion of a leveraged lease on all 15 of these aircraft. We are seeking a commitment for the equity portion of a leveraged lease financing or purchase on the one uncommitted aircraft. Specifically, in September 2000, trusts that we formed completed a private offering of $197,572,000 of debt certificates to be used as the debt portion of leveraged lease transactions for the first eight 737s on firm order. The trusts used the proceeds of the sale of these debt certificates to purchase promissory notes from an entity formed by a third party providing the equity portion of the financing. This new entity uses the debt and equity proceeds to purchase an aircraft which it then leases to the Company. This new entity uses the rental payments to pay principal and interest on the promissory notes purchased by the trusts, which uses these funds to then pay principal and interest on the debt certificates. These debt certificates are not direct obligations of, or guaranteed by, Midway and therefore are not included in our financial statements. We completed leveraged lease financings for the first five of our 737s on firm order. We have obtained a commitment from an investor to provide the equity portion of a leveraged lease transaction for three additional 737s. With respect to the remaining seven 737s on firm order, the Company has obtained a commitment from the manufacturer to finance the debt portion of a leveraged lease or the debt portion of a secured financing with respect to all of these aircraft and to finance the equity portion of same with respect to six of these aircraft. With respect to the one 737 aircraft on firm order for which we have not yet obtained a commitment to finance all of the Company's cost to purchase such aircraft, we intend to seek a commitment from a third party to finance the equity portion of a leveraged lease or secured financing for such aircraft. If the Company does not obtain such a commitment, the Company's cost to provide the equity portion of such a financing from internal sources would approximate $6.5 million.

With respect to the two newly manufactured CRJs which are scheduled for delivery in September and December 2001, we have made all of the required pre-delivery deposit payments in respect thereof using cash from internal sources and we hope to arrange a combination of third party debt and/or leveraged lease financing for these aircraft, but have not yet obtained commitments in respect thereof. With respect to the three CRJs on interim lease which we must purchase prior to March 2002, we hope to arrange a combination of third party debt and/or leveraged lease financing for the acquisition of these aircraft, but have not yet obtained commitments in respect thereof.

OTHER FINANCING

The Company has significant lease obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from less than one year to approximately eighteen years and total minimum lease payments under these leases aggregate $655.9 million. Subsequent to December 31, 2000 the Company completed short-term operating leases on three CRJs and one 737, with total minimum lease payments becoming due thereunder aggregating to $57.7 million. . The Company's total rent expense for the year ended December 31, 2000 and 1999 under all non-cancelable aircraft operating leases was approximately $49.3 million and $31.2 million, respectively. We are also obligated to pay $2,125,000 upon the termination of each of four F100 aircraft leases, of which $4,250,000 was paid in the first quarter of 2001 in connection with the return of two of these F100s and $4,250,000 of which is payable in the second quarter of 2001 in connection with the return of the other two of these F100s.

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

Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements include the following:

Deteriorating economic conditions in the United States will likely reduce demand for air transportation in all sectors of the market and especially in the business sector of the market. See - "Business".

Increasing competitive pressure from low fare carriers who will likely continue expanding services at RDU and along the East Coast and from major carriers who will gain even greater resources and assets through proposed mergers and transactions pending governmental approval. See "Business - Competition".

The ability to generate sufficient cash flows and/or sufficient financing to support capital expansion plans and general operating activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Results of Operations" and, "Liquidity and Capital Resources".

Fluctuations in the cost and availability of materials, fuel, equipment and labor including the continued availability of landing slots at New York's LaGuardia Airport and Ronald Reagan Washington National Airport and gates at certain airports. See "Business - Maintenance and Support", "Slots", "Fuel", "Flight Equipment", "Employees", "Labor Relations" and "Facilities".

The Company's inability to complete the financings necessary to purchase new aircraft. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Change in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws.

Unexpected delays in the delivery of new aircraft now scheduled for delivery in 2001 and 2002. See "Properties - Flight Equipment".

The ability to achieve earnings forecasts, which are based on projected traffic and fares in the different markets the Company serves, some of which are more profitable than others.

Interest rate fluctuations and other capital market conditions.

The reliance on a limited number of markets and the ability to enter and develop new markets. See "Business - Growth Strategy".

The effectiveness of and availability of resources to support advertising, marketing and promotional programs. See "Business - Sales and Marketing, Marketing and Frequent Flyer Program".

The uncertainties of litigation and/or administrative proceedings. See "Business
- - Government Regulation, Employees and Labor Relations" and "Legal Proceedings".

Adverse weather conditions, which could effect the Company's ability to operate. See "Business - Raleigh-Durham Market".

The Company's significant dependence on the Raleigh-Durham Market. See "Business
- - Raleigh-Durham Market".

Control by existing stockholders. See "Business - Control by Existing Shareholders".

The Company's indebtedness (including capital lease obligations). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments and Positions

The Company is subject to certain market risks, including commodity price risk (such as aircraft fuel prices) and interest rate risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the notes to the consolidated financial statements for a description of the Company's accounting policies and other information related to financial instruments. The Company does not use financial instruments to hedge interest rate or commodity price exposure, does not use financial instruments for trading purposes, and is not a party to any leveraged derivatives.

Aircraft Fuel. The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. During 2000, 1999, and 1998, aircraft fuel accounted for 16.9%, 11.5%, and 10.7%, respectively, of the Company's operating expenses (excluding equipment retirement charges). The Company estimates that at December 31, 2000, a ten percent increase in the price per gallon of aircraft fuel would increase the total operating expenses of the Company (excluding equipment retirement charges) by 1.6%.

Interest Rates. The Company's results of operations are not significantly affected by fluctuations in interest rates (e.g., interest expense on debt and interest income on short-term investments). The Company is exposed to market risk from changes in interest rates for the financing of the pre-delivery deposits. Such changes in interest rates impact interest cost on the Company's interest rate sensitive liabilities. Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities which have a market-based index, such as the prime rate or LIBOR, are rate sensitive. As of December 31, 2000, the only interest rate sensitive liabilities of the Company relate to the Deposit Financing. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, the Company's capitalized interest for the deposits financed at December 31, 2000 over the following 12-month period would be increased by approximately $1.5 million. The hypothetical model assumes that the balance of interest rate sensitive liabilities at fiscal year-end will remain constant over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how the Company would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect the Company's expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change were to occur.

                  Midway Airlines Corporation and Subsidiary

                         Audited Financial Statements

                 Years ended December 31, 2000, 1999 and 1998


                                   Contents

Report of Independent Auditors..............................................................................  27

Audited Financial Statements

Consolidated Balance Sheets.................................................................................  28
Consolidated Statements of Operations.......................................................................  30
Consolidated Statements of Stockholders' Equity.............................................................  32
Consolidated Statements of Cash Flows.......................................................................  33
Notes to Consolidated Financial Statements..................................................................  34

                         Report of Independent Auditors


Board of Directors and Stockholders
Midway Airlines Corporation

We have audited the accompanying consolidated balance sheets of Midway Airlines Corporation and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midway Airlines Corporation and subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                               /s/ Ernst & Young LLP

Raleigh, North Carolina
January 30, 2001

                   Midway Airlines Corporation and Subsidiary

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                              December 31
                                                                                        2000              1999
                                                                                 -----------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                      $      39,398       $       27,351
   Restricted cash                                                                       18,425               10,668
   Short-term investments                                                                     -                  545
   Accounts receivable:
     Credit cards and travel agencies                                                     8,224                4,311
     Other (net)                                                                          1,811                2,719
   Inventories                                                                            4,318                3,638
   Deferred tax asset                                                                     2,634                1,172
   Prepaids and other                                                                    13,750                9,878
                                                                                 -----------------------------------
Total current assets                                                                     88,560               60,282

Equipment and property:
   Flight                                                                               145,710              124,808
   Other                                                                                 18,330               11,485
   Less accumulated depreciation and amortization                                       (25,613)             (15,888)
                                                                                 -----------------------------------
Total equipment and property, net                                                       138,427              120,405

Other noncurrent assets:
   Equipment and aircraft purchase deposits                                             111,715               61,824
   Aircraft lease deposits and other                                                     10,139                9,306
   Deferred tax asset                                                                         -                4,872
                                                                                 -----------------------------------
Total other noncurrent assets                                                           121,854               76,002



                                                                                 -----------------------------------
Total assets                                                                      $     348,841       $      256,689
                                                                                 ===================================


                                                                                              December 31
                                                                                        2000                1999
                                                                                --------------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                $      22,382        $        11,574
   Accrued expenses                                                                        6,720                 6,385
   Accrued income and excise taxes                                                         2,288                 2,267
   Advance ticket sales                                                                   38,701                25,486
   Other current liabilities                                                              15,205                 2,686
   Current maturities of long-term debt and capital
       lease obligations                                                                   6,382                 7,470
                                                                                --------------------------------------
Total current liabilities                                                                 91,678                55,868

Noncurrent liabilities:
   Long-term debt and capital lease obligations, less
       current maturities                                                                152,810               103,349
   Deferred tax liability                                                                  2,634                14,336
                                                                                --------------------------------------
Total noncurrent liabilities                                                             155,444               117,685
                                                                                --------------------------------------
Total liabilities                                                                        247,122               173,553
                                                                                --------------------------------------

Stockholders' equity:
   Preferred stock, $0.01 par value, 12 million shares authorized; none
     issued and outstanding                                                                    -                     -
   Common stock, $0.01 par value, 25 million shares authorized;
     15,174,755 and 8,602,395 shares issued and outstanding at
     December 31, 2000 and 1999, respectively                                                152                    86
   Additional paid-in-capital                                                             88,359                54,349
   Retained earnings ($51.1 million of accumulated deficit
     eliminated in the quasi-reorganization as of June 30, 1997)                          13,208                28,701
                                                                                --------------------------------------
Total stockholders' equity                                                               101,719                83,136
                                                                                --------------------------------------
Total liabilities and stockholders' equity                                         $     348,841        $      256,689
                                                                                ======================================

See accompanying notes.

                   Midway Airlines Corporation and Subsidiary

                      Consolidated Statements of Operations
           (Dollars in thousands, except share and per share amounts)

                                                                            Year ended December 31
                                                                  2000               1999                1998
                                                           ----------------------------------------------------------
Operating revenues:
  Passenger                                                  $     271,514     $       210,199      $     202,972
  Cargo                                                              2,523               1,912              2,121
  Contract and other                                                 7,590               5,835              6,346
                                                           ----------------------------------------------------------
Total revenues                                                     281,627             217,946            211,439

Operating expenses:
  Wages, salaries and related costs                                 57,374              38,875             31,822
  Aircraft fuel                                                     49,936              22,738             19,623
  Aircraft and engine rentals                                       49,266              31,429             29,927
  Passenger related costs                                           28,565              23,017             20,223
  Reservations and sales                                            29,122              23,535             23,080
  Commissions                                                       15,402              14,229             15,071
  Maintenance, materials and repairs                                17,138              13,388             17,103
  Other rentals and landing fees                                    14,014              10,098              9,646
  Depreciation and amortization                                     10,517               7,938              6,162
  Other                                                             24,535              13,221             10,238
  Equipment retirement charges                                       9,163               2,765              2,413
                                                           ----------------------------------------------------------
Total operating expenses                                           305,032             201,233            185,308
                                                           ----------------------------------------------------------
Operating (loss) income                                            (23,405)             16,713             26,131

Other income (expense):
  Interest income                                                    2,757               2,201              3,342
  Interest expense                                                  (3,995)             (3,822)            (5,314)
                                                           ----------------------------------------------------------
Total other expense                                                 (1,238)             (1,621)            (1,972)
                                                           ----------------------------------------------------------

(Loss) income before income taxes                                  (24,643)             15,092             24,159
 Income tax (benefit) expense                                       (9,150)              5,736              9,178
                                                            ---------------------------------------------------------
 Net (loss) income                                           $     (15,493)    $         9,356      $      14,981
                                                            =========================================================

See accompanying notes.

                   Midway Airlines Corporation and Subsidiary

           (Dollars in thousands, except share and per share amounts)

                                                                                  Year ended December 31
                                                                      2000                  1999                1998
                                                               ----------------------------------------------------------

 Basic (loss) earnings per share                                  $     (1.35)        $        1.09        $        1.75
                                                               ==========================================================

Weighted average shares used in computing
    basic (loss) earnings per share                                11,444,724             8,602,395            8,574,972
                                                               ==========================================================

 Diluted (loss) earnings per share                                $     (1.35)        $        0.98        $        1.54
                                                               ==========================================================

Weighted average shares used in computing
    diluted (loss) earnings per share                              11,444,724             9,507,175            9,731,527
                                                               ==========================================================

See accompanying notes.

                  Midway Airlines Corporation and Subsidiary
                Consolidated Statements of Stockholders' Equity
                            (Dollars in thousands)

                                                                                                  Additional
                                                 Preferred Stock            Common Stock           Paid-In     Retained
                                         -------------------------------------------------------
                                               Shares       Amount     Shares           Amount     Capital     Earnings      Total
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 1997                      --           --    8,558,695             85       44,037       4,364     48,486
 Exercise of employee stock options               --           --       43,700              1          176          --        177
 Net operating loss carryforward
  utilization credited to additional
  paid-in capital (Note 8)                        --           --           --                       6,819          --      6,819
 Net income                                       --           --           --             --           --      14,981     14,981
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 1998                      --           --    8,602,395             86       51,032      19,345     70,463
 Net operating loss carryforward
  utilization credited to additional
  paid-in capital (Note 8)                        --           --           --                        3,317         --      3,317
 Net income                                       --           --           --             --           --       9,356      9,356
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 1999                      --           --    8,602,395             86       54,349      28,701     83,136
Issuance of common stock                          --           --    6,561,160             65       33,966          --     34,031
Exercise of employee stock options                --           --       11,200              1           44          --         45
Net loss                                          --           --           --             --           --     (15,493)   (15,493)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2000                      --           --   15,174,755            152       88,359      13,208    101,719
                                         ===========================================================================================

See accompanying notes.

                  Midway Airlines Corporation and Subsidiary
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                                                       Year ended December 31
                                                                               2000            1999             1998
                                                                             ------------------------------------------
Operating activities
Net (loss) income                                                            $ (15,493)      $   9,356        $  14,981
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                              10,517           7,938            6,162
     Deferred income taxes                                                      (9,150)          5,736            6,565
     Loss on disposal of assets                                                     58              97               21
     Accreted interest and amortization of discount on debt                        775             448              554
     Other non-cash items                                                          160               -                -
     Changes in operating assets and liabilities:
       Restricted cash                                                          (7,757)         (1,156)          (6,701)
       Accounts receivable                                                      (4,168)           (382)            (896)
       Inventories                                                                (680)           (722)            (807)
       Prepaids and other                                                       (4,088)            859           (1,267)
       Aircraft lease deposits and other                                        (1,319)         (6,046)             959
       Accounts payable and accrued expenses                                    11,143           4,900            1,958
       Accrued income and excise taxes                                             879             994             (714)
       Advance ticket sales                                                     13,215           4,003              599
       Other current and noncurrent liabilities                                 12,519          (4,046)             843
                                                                             ------------------------------------------
Net cash provided by operating activities                                        6,611          21,979           22,257

Investing activities
Purchase of short-term investments                                                   -          (7,820)               -
Sale of short-term investments                                                     545           7,275              751
Purchase of equipment and property                                             (26,363)        (23,945)          (8,141)
Proceeds from sale of equipment and property                                        20             357                -
Aircraft and equipment purchase deposits                                       (29,445)        (41,648)         (19,752)
Refund of aircraft and equipment purchase deposits                               8,920          14,436           17,461
                                                                             ------------------------------------------
Net cash used in investing activities                                          (46,323)        (51,345)          (9,681)

Financing activities
Issuance of common stock                                                        34,076               -              177
Proceeds from issuance of long-term debt                                        24,658          14,095            1,800
Repayment of long-term debt and capital lease obligations                       (6,975)         (6,114)         (20,326)
                                                                             ------------------------------------------
Net cash provided by (used in) financing activities                             51,759           7,981          (18,349)
                                                                             ------------------------------------------
Increase (decrease) in cash and cash equivalents                                12,047         (21,385)          (5,773)
Cash and cash equivalents at beginning of year                                  27,351          48,736           54,509
                                                                             ------------------------------------------
Cash and cash equivalents at end of year                                     $  39,398        $ 27,351        $  48,736
                                                                             ==========================================
Supplemental cash flow information
Interest paid                                                                $  12,806       $   6,131        $   3,812
                                                                             ==========================================
Income taxes paid                                                            $      27       $   2,191        $   6,610
                                                                             ==========================================
Schedule of non-cash investing and financing activities
                                                                             ==========================================
Debt issued for aircraft purchase deposits                                   $  63,311       $  16,845        $       -
                                                                             ==========================================
Refund of aircraft purchase deposits applied to outstanding debt             $  33,945       $       -        $       -
                                                                             ==========================================
Issuance of debt and capital leases for equipment purchases                  $   2,065       $   1,529        $  53,824
                                                                             ==========================================
Accounts receivable from lessor offset against long-term note
   payable to lessor                                                         $   1,313       $       -        $       -
                                                                             ==========================================

See accompanying notes.

                  Midway Airlines Corporation and Subsidiary

                  Notes to Consolidated Financial Statements

                               December 31, 2000



1. Business and Basis of Presentation

Midway Airlines Corporation and Subsidiary ("Midway" or the "Company"), a Delaware corporation, is an air carrier providing primarily passenger service and to a lesser extent, cargo and mail services. The Company began operations in November 1993 and flies primarily to East Coast and Midwest locations from its hub at the Raleigh-Durham International Airport ("Raleigh-Durham"), utilizing eight Fokker F-100 aircraft, twenty-three Canadair Regional Jets ("CRJs"), and six Boeing 737-700 aircraft as of December 31, 2000. As of December 31, 2000, the Company has commitments to acquire three additional CRJ's and sixteen additional Boeing 737-700 aircraft and options to acquire up to ten additional Boeing 737-700 aircraft.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Midway Airlines Corporation and its subsidiary, Midway Airlines Parts, LLC. All significant intercompany transactions have been eliminated in consolidation.

Quasi-Reorganization

The Company's Board of Directors approved a corporate readjustment of the Company's accounts in the form of a quasi-reorganization, which was effected on June 30, 1997. A quasi-reorganization is an accounting procedure which results in eliminating the accumulated deficit in retained earnings. This accounting procedure is limited to a reclassification of accumulated deficit as a reduction of paid-in capital. The Company had substantially reduced its outstanding indebtedness, had formulated revised operating plans and as a result thereof was able to devote its resources to its continuing operations. Because assets had been stated at approximate fair values, the quasi-reorganization had no effect on recorded assets.

                  Midway Airlines Corporation and Subsidiary

2. Significant Accounting Policies and Other Matters

Stock Rights Offering

On July 26, 2000, the Company completed a rights offering of its common stock at a price of $5.20 per common share. Proceeds to the Company, net of costs, were $34.1 million (Note 5).

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. In addition, as of December 31, 2000 and 1999, approximately $18.4 million and $10.7 million, respectively, of cash was restricted as to withdrawal; these funds serve as collateral to support letters of credits and a credit card holdback, and are classified as restricted cash in the consolidated balance sheets.

Short-Term Investments

Short-term investments consist of certificates of deposits which mature between three months and one year of the original investment date or can be redeemed without penalty within one year or less. These investments are carried at cost, which approximates market value.

                  Midway Airlines Corporation and Subsidiary

2. Significant Accounting Policies and Other Matters (continued)

Concentrations

Midway's accounts receivable are primarily receivables from major credit card issuing companies, travel agencies, and other air carriers related to ticket sales for passenger transportation. The Company does not believe it is subject to any significant concentration of credit risk. The Company establishes an allowance for doubtful accounts based upon factors surrounding credit risk. At December 31, 2000 and 1999, the allowance for doubtful accounts was approximately $256,000 and $1,613,000, respectively.

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

Inventories

The Company's inventories are carried at the lower of cost or market using the first-in, first-out method. Inventories, which consist primarily of fuel, consumable spare parts, materials and supplies relating to flight equipment, are expensed as used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date the aircraft are retired from service. These allowances are based on management estimates, which are subject to change.

                  Midway Airlines Corporation and Subsidiary

2. Significant Accounting Policies and Other Matters (continued)

Equipment and Property

Equipment and property are stated at cost and consist primarily of CRJ aircraft, rotable spare parts for aircraft, leasehold improvements, and miscellaneous equipment used in aircraft operations. Equipment and property are depreciated to estimated residual values using the straight-line method over estimated useful lives of 16.5 years for CRJ aircraft, 5 to 20 years for flight equipment and 3 to 5 years for other equipment. Depreciation expense charged to operations was approximately $10.1 million, $7.5 million, and $5.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Equipment and property also includes office equipment financed by capital leases (Note 4).

The Company monitors the recoverability of the carrying value of its long-lived assets. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company recognizes an "impairment charge" when the expected net undiscounted future cash flows from an asset's use (including any proceeds from disposition) are less than the asset's carrying value and the asset's carrying value exceeds its fair value.

Capitalized Interest

Interest on aircraft purchase deposits was capitalized at an amount approximating the Company's incremental borrowing rate for similar type assets. All unreimbursed capitalized amounts are amortized over the term of the respective service life of the related equipment. For the years ended December 31, 2000, 1999 and 1998, the Company capitalized interest of $9.7 million, $3.2 million and $0.8 million, respectively. As of December 31, 2000 and 1999, capitalized interest included in flight equipment was $8.7 million and $4.0 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, debt and other liabilities approximate fair values at December 31, 2000 and 1999.

                   Midway Airlines Corporation and Subsidiary

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

Medical Self-Insurance

In June 2000, the Company replaced its traditionally insured medical plan with a self-insurance plan. The self-insured plan provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company's costs associated with such benefit plan. The Company's obligation to fund this benefit plan and pay for these benefits is capped through the Company's purchase of an insurance policy from a third party insurer. The amount established as a reserve is intended to recognize the Company's estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2000 is adequate to cover the losses and claims incurred, but these reserves are necessarily based on estimates and the amount ultimately paid may be more or less than such estimates. These estimates are based upon historical information along with certain assumptions about possible unfiled claims for reimbursement.

                  Midway Airlines Corporation and Subsidiary

2. Significant Accounting Policies and Other Matters (continued)

Revenue Recognition and Advance Ticket Sales

Passenger revenues are recognized when transportation services are provided, rather than when a ticket is sold. The amount of ticket sales not yet recognized as revenue is reflected as a liability in the accompanying consolidated balance sheets as "advance ticket sales". Travel agency commissions are recognized as expense when transportation is provided and the related revenue is recognized. The amount of commissions related to advance ticket sales is included in "prepaids and other" in the accompanying consolidated balance sheets.

The Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," (SAB 101) during 2000. The four basic criteria of SAB 101 for revenue recognition are: (a) persuasive evidence that an arrangement exists;
(b) delivery has occurred or services have been rendered; (c) the seller's price to the buyer is fixed or determinable; and (d) collectivity is reasonably assured. Midway recognizes revenue upon delivery of the service (flights), all flight segments are separately priced through industry standard means, and funds are collected in advance. Thus, all criteria of the SAB 101 are met by the Company's existing policy of revenue recognition.

Frequent Flyer Program

The Company participates in the American Airlines ("American") AAdvantage(R) frequent flyer program, which allows members to earn mileage credits and redeem awards at participating AAdvantage companies. Midway is billed monthly for AAdvantage(R) miles earned by its passengers participating in the program who fly on Midway. The Company does not accrue any liability for award travel it may be required to provide because the incremental cost of redemptions has not been, and is not expected to be, material. The contract with American to participate in the AAdvantage(R) frequent flyer program extends through April 30, 2001, and has not been extended. The Company is in the process of developing its own frequent flyer program and is considering participation in alternative programs.

                  Midway Airlines Corporation and Subsidiary

2. Significant Accounting Policies and Other Matters (continued)

Midway has additional agreements with American Airlines in which the vendor provides services related primarily to maintenance, passenger services and leasing of airport facilities and certain aircraft landing slots. Facilities are leased from this vendor pursuant to lease agreements covering various time periods (Note 4). Services provided by this vendor accounted for approximately 12.3% of operating expenses for the year ended December 31, 1998, but did not exceed 10% during 2000 and 1999. In addition, this vendor may terminate the Company's lease of the Raleigh-Durham facility if any person or group acquires 30% or more of the Company's voting securities.

Passenger Traffic Commissions

Passenger traffic commissions are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of passenger traffic commissions not yet recognized as expense is included in "prepaids and other" in the accompanying consolidated balance sheets.

Advertising Expense

The Company expenses advertising costs as incurred. The Company recognized advertising expense of $5.1 million, $4.0 million and $4.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

Earnings Per Share

In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding and diluted earnings per share is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method.

                  Midway Airlines Corporation and Subsidiary

2. Significant Accounting Policies and Other Matters (continued)

Stock-Based Compensation

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the provisions of APB 25, no compensation expense is recognized for stock options issued at fair value.

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

Equipment Retirement Charges

Exit costs are estimated at the time a decision to return aircraft is made, and to the extent the costs are not in the normal maintenance cycle, a charge for exit costs is recorded in the period the decision is made. The Company executed an early termination of leases on five of its aircraft, two of which occurred in 1998 and three in 1999. During 2000, the Company implemented a formal plan to early terminate leases on an additional four of its Fokker aircraft. For the years ended December 31, 2000, 1999 and 1998, the Company recorded equipment retirement charges of $9.2 million, $2.8 million and $2.4 million, respectively.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," ("SFAS 133"), as amended, which establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on its consolidated financial statements.

                   Midway Airlines Corporation and Subsidiary

2. Significant Accounting Policies and Other Matters (continued)

Reclassifications

Certain 1999 and 1998 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

3. Long-Term Debt

The Company's long-term debt consists of the following (in thousands):

                                                                                                     December 31
                                                                                                2000             1999
                                                                                          ---------------------------------
6.9% to 7% secured notes payable, principal and interest payable semi-annually
   beginning in 1998-1999 through 2014-2015 (a)                                             $     63,197    $     65,777
8% secured note payable, principal and interest payments commencing February 1998 through January 2004 (net of debt discount of $697, and $921 at December 31, 2000
   and 1999, respectively) (b)                                                                     5,170           6,558

8% unsecured notes payable, principal payments commencing February 1998 through
   January 2004 (net of debt discount of $370, and $921 at December 31, 2000 and
   1999, respectively) (c)                                                                         1,407           3,396
6.9% lease purchase obligation, principal and interest payable monthly
   commencing April 1998 through March 2005                                                        1,615           1,932
8.4% secured note payable, principal payments commencing September 1998, due
   August 2001                                                                                       400           1,000
Variable rate secured note payable, principal due on delivery of aircraft
   commencing September 2000 (d)                                                                  11,395          28,875
Variable rate secured note payable, principal due on delivery of aircraft
   commencing February 2001 (e)                                                                   71,504               -
9.2% secured note payable, principal payments commencing January 2000, due
   December 2006                                                                                   3,710           2,065
                                                                                          ------------------------------
                                                                                                 158,398         109,603
Less - amounts due within one year                                                                 5,969           7,048
                                                                                          ------------------------------
                                                                                            $    152,429    $    102,555
                                                                                          ==============================

                   Midway Airlines Corporation and Subsidiary

3. Long-Term Debt (continued)

     a) These notes are related to the purchase of CRJ aircraft. Each note is collateralized by the related aircraft.

     b) As a part of the Company's recapitalization on February 11, 1997, a note payable of $9 million, plus accrued interest of $450,000, was converted into a note payable, collateralized by first and second security interests in most of the Company's assets. The note accreted interest until February 1998, when principal and interest payments began. If the Company pays any dividends or makes any other cash or asset distribution to its stockholders without this vendor's consent at any time prior to the Company's payment in full of its note payable to the vendor, then the vendor may terminate the Raleigh-Durham facility Sublease.

     c) As a part of the Company's recapitalization on February 11, 1997, the notes payable were restructured into long-term notes payable, accreting interest until February 1998 when principal and interest payments began. These notes payable contain certain provisions whereby the Company is prohibited from making dividend payments or any prepayments on or otherwise amending the note payable described in (b) above which would provide more favorable terms to the lender.

     d) In conjunction with the purchase of the first four Boeing 737-700 aircraft, the Company entered into interim short-term financing arrangements ("interim note") for the predelivery deposits related to those four aircraft. Under the terms of the interim note, the Company borrowed up to $45.3 million for the required pre-delivery deposits for these aircraft. The interim note is expected to be replaced, upon delivery of the aircraft, with long-term operating leases. Therefore, the principal due at December 31, 2000 and 1999 of $11.4 million and $28.9 million, respectively, is included in long-term debt on the consolidated balance sheets. Interest for the interim note is payable monthly.

                   Midway Airlines Corporation and Subsidiary

3. Long-Term Debt (continued)


     e) In conjunction with the acquisition of eleven Boeing 737-700 aircraft, the Company entered into interim short-term financing arrangements ("interim notes") for the pre-delivery deposits related to those eleven aircraft. Under the terms of the interim notes, the Company can borrow up to $75.4 million for the required pre-delivery deposits for these aircraft. The interim notes are expected to be replaced, upon delivery of the aircraft, with long-term operating leases. Therefore, the principal due at December 31, 2000 of $71.5 million is included in long-term debt on the consolidated balance sheets. Interest on the interim notes is payable monthly.

The aggregate principal maturities of long-term debt at December 31 are as follows (in thousands):

                2001                                 $       5,969
                2002                                         5,967
                2003                                         6,457
                2004                                         4,635
                2005                                         4,814
                Thereafter                                 130,556
                                                     -------------
                Principal balance                    $     158,398
                                                     =============

Interest charged to expense, net of capitalized interest, was $4.0 million, $3.8 million and $5.3 million for the years ended December 31, 2000, 1999, and 1998, respectively.

During December 1999, the Company entered into an Option Agreement with the lessor of four of its F100 aircraft and the holder of a note payable with an outstanding balance of $2.0 million as of December 31, 1999. Under the terms of the Option Agreement, a receivable for prepaid maintenance on returned aircraft was recorded for $1.3 million at December 31, 1999, which was applied against principal as of March 1, 2000. The Option Agreement also resulted in a $2.0 million payment to the lessor for settlement of litigation between the companies and the option to early terminate the leases for four of its F100 aircraft. In February 2000, the Company exercised its option and will return four F100 aircraft in the first six months of 2001. The Company recorded $9.2 million in equipment retirement charges related to the exercise of the option during the first quarter of 2000.

                   Midway Airlines Corporation and Subsidiary

3. Long-Term Debt (continued)

The Company received a $30 million revolving credit facility on March 31, 2000, provided by an entity owned by two shareholders, James H. Goodnight and John P. Sall. The credit facility carries a variable interest rate based on LIBOR plus 3% payable monthly, and a commitment fee of 0.5% on the average daily unused balance payable quarterly. In connection with completion of the Company's July 2000 rights offering (Note 5), amounts borrowed under this facility in excess of $10 million were repaid, and the remaining available line of credit was reduced to $10 million. As of December 31, 2000, there was no outstanding balance due under the credit facility. The Company paid $0.3 million of interest on such revolving credit facility during 2000.

4. Leases

As of December 31, 2000, the Company leased eight Fokker F-100 aircraft, eighteen CRJ aircraft, and six Boeing 737-700 aircraft under operating leases with remaining terms of up to 18 years.

The Company leases gates at various airports, including a lease for 19 gates at Raleigh-Durham International Airport ("RDU"), which expires in 2013. The Company leases six of its slots at Washington, D.C.'s Reagan National Airport pursuant to leases scheduled to expire April 1, 2001. During the years ended December 31, 1999 and 1998, the Company leased all of its slots at New York's LaGuardia Airport ("LaGuardia"). A portion of these slots, which were leased from certain other airlines, expired in May 2000 with the remaining slots, leased from LaGuardia, scheduled to expire in April 2001.

In December 2000, as a result of significant increases in flight activity at LaGuardia, the FAA imposed slot limitations on certain air carriers and required these carriers to participate in a lottery designed to reallocate certain existing slots among each eligible carrier up to a prescribed aggregate limit. The Company participated in this lottery and obtained access to 15 slots at LaGuardia beginning January 31, 2001 and ending September 15, 2001. The Company's failure to maintain an adequate number of landing slots at LaGuardia after September 15, 2001 may adversely affect the Company's operations.

The Company leases its corporate headquarters and reservation facility in Morrisville, North Carolina under operating lease agreements. The leases include escalating rent payments and multiple lease terms expiring between 2004 and 2008.

                  Midway Airlines Corporation and Subsidiary

4. Leases (continued)

The Company leases certain furniture, machinery and equipment under capital lease agreements that expire through 2004. Amortization expense under these leases of $0.4 million, $0.3 million and $0.2 million is included in depreciation and amortization expense in the consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998, respectively.

Equipment and property includes the following amounts for capital leases (in thousands):

                                                     December 31
                                               2000                1999
                                         -----------------------------------

Office equipment                            $  1,622           $   1,833
Less accumulated amortization                   (563)               (427)
                                         -----------------------------------
                                            $  1,059           $   1,406
                                         ===================================

The future minimum lease payments required under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows at December 31 (in thousands):

                                                                          Operating
                                                              -----------------------------------
                                                   Capital         Aircraft           Other            Total
                                                --------------------------------------------------------------
   2001                                           $   480      $    59,874      $     3,521       $    63,875
   2002                                               227           53,392            3,185            56,804
   2003                                               143           53,267            3,158            56,568
   2004                                                59           53,339            3,071            56,469
   2005                                                 -           46,568            2,978            49,546
   Thereafter                                           -          389,414           18,135           407,549
                                                --------------------------------------------------------------
  Total minimum lease payments                        909      $   655,854      $    34,048       $   690,811
                                                              ================================================
  Amounts representing interest                      (115)
                                                ------------
  Present value of future minimum lease
   payments                                           794
                                                ------------
  Less current portion                                413
                                                ------------
  Long-term portion                               $   381
                                                ============

                  Midway Airlines Corporation and Subsidiary

4.  Leases (continued)

Rent expense is recorded on a straight-line basis over the term of the leases. Lease and rent expense charged to operations was approximately $60.1 million, $39.5 million and $36.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Under the terms of certain aircraft leases, the Company had security deposits on each related aircraft, which totaled approximately $3.9 million and $2.5 million at December 31, 2000 and 1999, respectively. Certain aircraft leases also require the Company to make payments for maintenance based upon accumulated block hours and/or cycles. The Company incurred expenses of $3.5 million, $3.9 million and $6.5 million related to these obligations for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company currently leases eight Fokker F-100 aircraft. On February 29, 1999, the Company exercised an option to terminate four leases prior to their scheduled expirations in 2003 and 2004, resulting in a revised scheduled return date of these aircraft in the first half of 2001.

5.  Stockholders' Equity

Rights Offering

On July 26, 2000, the Company completed a rights offering related to its common stock which raised gross proceeds to the Company of $34.1 million. As a result of this rights offering, 6,561,163 shares of common stock were issued at $5.20 per share. Common stock issued and outstanding after the rights offering totaled 15,174,755 shares. Two shareholders own approximately 66.1% of the Company's outstanding stock as of December 31, 2000.

Preferred Stock

Up to 12 million shares of $.01 par value senior convertible preferred stock with a $4.02 stated liquidation value per share are authorized, none of which are outstanding at December 31, 2000. Senior convertible preferred stockholders are entitled to dividends if any dividends are declared or paid upon the common stock. Preferred stockholders are entitled to 70% of all votes in the aggregate. The senior convertible preferred stock is convertible at any time at the election of the stockholder, on a basis of one share of senior convertible preferred stock for one share of common stock.

                  Midway Airlines Corporation and Subsidiary

5. Stockholders' Equity (continued)

Common Stock

Up to 25 million shares of $.01 par value common stock are authorized. Common stockholders are entitled to one vote per share of stock held. Common stockholders' rights are subordinate to those of preferred stockholders.

Warrants

Warrants are issued and outstanding for the purchase of 390,625 shares of $.01 par value common stock for $0.0015 per share. The warrants expire on February 11, 2002. The warrants may be exercised in whole or in part at any time prior to expiration. The Company has reserved 390,625 shares of common stock for the possible exercise of these warrants. None of the warrants have been exercised as of December 31, 2000.

6. Stock Options

During 1997, the Company granted stock options to acquire 1,340,590 shares of common stock to employees of the Company at prices not less than the fair value at the date of grant. The options granted have seven to ten year terms with some options vesting fifty percent immediately and twenty-five percent per year over the two years subsequent to the grant date and others vesting twenty percent per year over five years. The Company has reserved 1,340,590 shares of common stock for the possible exercise of these options.

The following table summarizes common stock options granted at $4.02 and $15.50 per share in connection with the Company's 1997 option plan:

                  Midway Airlines Corporation and Subsidiary

6. Stock Options (continued)

                                               Shares                                             Weighted Average
                                              Available        Options                             Exercise Price
                                              for Grant      Outstanding       Exercisable            Per Share
                                            ------------------------------------------------------------------------
  Balance at December 31, 1997                 221,910         1,338,200         390,625             $   6.89
     Became exercisable                              -                 -         243,067                 4.02
     Exercised                                       -           (43,700)        (43,700)                4.02
     Canceled                                   87,999           (87,999)              -                12.58
                                            ----------------------------------------------
  Balance at December 31, 1998                 309,909         1,206,501         589,992                 6.56
     Became exercisable                              -                 -         289,878                 6.21
     Canceled                                   41,462           (41,462)              -                15.50
                                            ----------------------------------------------
  Balance at December 31, 1999                 351,371         1,165,039         879,870                 6.25
     Became exercisable                              -                 -          80,122                10.69
     Exercised                                       -           (11,200)        (11,200)                4.02
     Canceled                                   35,318           (35,318)              -                10.04
                                            ----------------------------------------------
  Balance at December 31, 2000                 386,689         1,118,521         948,792             $   6.15
                                            ==============================================

The following summarizes additional information about the Company's stock options outstanding as of December 31, 2000:

           Range of                                     Weighted-Average        Weighted Average
       Exercise Prices        Options Outstanding       Contractual Life         Exercise Price
- -------------------------------------------------------------------------------------------------
       $       4.02                 911,146                3.92 years               $   4.02
              15.50                 207,375                6.92                        15.50
- -------------------------------------------------------------------------------------------------
       $ 4.02-15.50               1,118,521                4.47                     $   6.15
=================================================================================================

                   Midway Airlines Corporation and Subsidiary

6.  Stock Options (continued)

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options using the fair value method provided by that Statement. The fair value of the Company's options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

      Risk free interest rate                                              6%
      Expected dividend yield                                              0%
      Expected volatility                                               55.1%
      Average expected life of options                                 5 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options.

The Company's pro forma information follows:

                                                                       Year ended December 31
                                                            2000                 1999                1998
                                                    -----------------------------------------------------------
Net (loss) income as reported                        $      (15,493,000)    $     9,356,000    $     14,981,000
Pro forma net (loss) income                                 (16,037,000)          8,812,000          14,164,000
Basic (loss) earnings per share:
   As reported                                       $            (1.35)    $          1.09    $           1.75
   Pro forma                                                      (1.40)               1.02                1.65
Diluted (loss) earnings per share:
   As reported                                       $            (1.35)    $          0.98    $           1.54
   Pro forma                                                      (1.40)               0.93                1.46

                  Midway Airlines Corporation and Subsidiary

7.   (Loss) Earnings Per Share of Common Stock

The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                                                               Year ended December 31
                                                                   2000 (1)            1999 (2)             1998
                                                             --------------------------------------------------------
Numerator:
   Net (loss) income (3)                                       $   (15,493,000)     $     9,356,000   $    14,981,000
Denominator:
   Denominator for basic (loss) earnings per share -
   weighted average shares                                          11,444,724            8,602,395         8,574,972
   Effect of dilutive securities (4):
     Employee stock options                                                  -              514,232           765,965
     Warrants                                                                -              390,548           390,590
                                                             --------------------------------------------------------
   Dilutive common shares                                                    -              904,780         1,156,555
                                                             --------------------------------------------------------
Denominator for diluted (loss) earnings per share -
   weighted average shares                                          11,444,724            9,507,175         9,731,527
                                                             ========================================================

Basic (loss) earnings per share                                $         (1.35)     $          1.09   $          1.75
                                                             ========================================================
Diluted (loss) earnings per share                              $         (1.35)     $          0.98   $          1.54
                                                             ========================================================

(1) Options to purchase 1,118,521 shares of common stock at a weighted-average exercise price of $6.15 per share and warrants to purchase 390,625 shares of common stock at $0.0015 per share were outstanding during 2000 and were not included in the computation of diluted (loss) earnings per share for the year ended December 31, 2000 because the Company was in a net loss position and the effect would be anti-dilutive

(2) Options to purchase 225,893 shares of common stock at $15.50 per share were outstanding during 1999 and were not included in the computation of diluted earnings per share for the year ended December 31, 1999 because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

(3)   Numerator for basic and diluted (loss) earnings per share.

(4)   Shares calculated using the "Treasury Stock" method under SFAS 128.

                  Midway Airlines Corporation and Subsidiary

8.   Income Taxes

The components of the Company's (benefit) provision for income taxes are as follows (in thousands):


                                                                      Year ended December 31
                                                               2000            1999           1998
                                                          -------------------------------------------
Federal income taxes:
    Current                                                $         -     $        -      $    2,391
    Deferred                                                    (8,473)         5,228           6,008
                                                          -------------------------------------------
Total federal income taxes                                      (8,473)         5,228           8,399
State income taxes:
    Current                                                          -              -             222
    Deferred                                                      (677)           508             557
                                                          -------------------------------------------
Total state income taxes                                          (677)           508             779
                                                          -------------------------------------------
Total (benefit) provision for income taxes                 $    (9,150)    $    5,736      $    9,178
                                                          ===========================================

Differences between reported tax (benefit) expense computed by applying the statutory federal income tax rate to (loss) income before income taxes and reported tax (benefit) expense are as follows (in thousands):

                                                                    Year ended December 31
                                                    2000                       1999                     1998
                                         --------------------------------------------------------------------------
                                               $             %            $            %            $           %
                                         --------------------------------------------------------------------------
Computed tax (benefit) expense            $  (8,625)        35.0%      $  5,283         35.0%    $  8,456      35.0%
State taxes, net of federal benefit            (682)         2.8            513          3.4          785       3.3
Change in valuation allowance                   214         (0.9)             -            -            -         -
Permanent items and other                       (57)         0.2            (60)        (0.4)         (63)     (0.3)
                                         --------------------------------------------------------------------------
Reported tax (benefit) expense            $  (9,150)        37.1%      $  5,736         38.0%    $  9,178      38.0%
                                         ==========================================================================

                  Midway Airlines Corporation and Subsidiary

8. Income Taxes (continued)

Income taxes are calculated using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Deferred income taxes arise from temporary differences between the income tax basis and financial reporting basis of assets and liabilities. The components of the Company's deferred taxes are as follows (in thousands):

                                                                           December 31
                                                                     2000              1999
                                                              ---------------------------------
     Deferred tax assets - current:
        Accrued liabilities and other miscellaneous                $  2,502        $   1,172
        Equipment and property                                          564                -
     Deferred tax asset - noncurrent:
        Operating loss carryforwards                                 31,705           13,368
        Accrued liabilities and other                                     -            1,381
        Equipment and property                                            -              228
        Alternative minimum tax credit carryforwards                  1,009              995
        Valuation allowance                                         (11,314)         (11,100)
                                                              -----------------------------------
     Net deferred tax asset                                          24,466            6,044
                                                              -----------------------------------

     Deferred tax liability - current:
        Prepaid commissions and other miscellaneous                    (432)            (589)
     Deferred tax liabilities - noncurrent:
        Depreciation and amortization                               (24,034)         (14,336)
                                                              -----------------------------------
     Net deferred tax liability                                     (24,466)         (14,925)
                                                              -----------------------------------
     Net deferred income taxes                                     $    (--)       $  (8,881)
                                                              ===================================

                  Midway Airlines Corporation and Subsidiary

8. Income Taxes (continued)

As of December 31, 2000 and 1999, the Company had approximately $80.2 million and $35.2 million, respectively, of available net operating loss carryforwards
(NOLs) to offset future taxable income of the Company. The NOLs expire by 2020 if not used. Under Section 382 of the Internal Revenue Code, as amended, the Company's ability to utilize such loss carryforwards in any one year, which were generated prior to a change in ownership may be limited or eliminated as a result of the February 11, 1997 recapitalization. Of the $80.2 million of NOLs as of December 31, 2000, $25.6 million were generated prior to the 1997 recapitalization.

The valuation allowance of $11.3 million and $11.1 million at December 31, 2000 and 1999, respectively, was provided because, in the Company's assessment, it is uncertain whether the net deferred tax assets will be realized.

Net operating loss carryforward tax benefits which originated prior to the quasi-reorganization are credited to additional paid-in capital, when utilized, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

9.  Commitments and Contingencies

Purchase Commitments

As of December 31, 2000, the Company had firm orders to purchase three newly manufactured CRJ aircraft, all of which are scheduled to be delivered by December 2001. The Company's remaining obligation for pre-delivery deposits for these aircraft is approximately $0.6 million.

The Company has placed firm orders to purchase 15 Boeing 737-700 aircraft, of which three have been delivered as of December 31, 2000. The remaining aircraft will be delivered by October 2002. The Company has agreed to lease a total of seven Boeing 737-700s pursuant to five year operating leases, three of which aircraft were delivered as of December 31, 2000, and the balance are scheduled for delivery in January, July, October and November 2001. The Company has options to acquire 10 additional Boeing 737-700 aircraft. The Company intends to purchase up to four CFM 56-7B spare engines to support the operation of its Boeing 737-700 aircraft.

                  Midway Airlines Corporation and Subsidiary

9. Commitments and Contingencies (continued)

The Boeing purchase agreement requires the Company to make pre-delivery deposits with respect to each aircraft. The pre-delivery deposits to be made, in the aggregate, reached a peak of $117.1 million in August 2000. Thereafter, these deposits began to decrease and monies are being returned to Midway upon completion of financing of the aircraft as the aircraft are delivered. In August 2000, the Company completed a financing with a syndicate of banks which have agreed to provide the Company with up to $37.5 million, in the aggregate, to either reimburse the Company for cash pre-delivery deposits previously made pursuant to its purchase agreement or to make pre-delivery deposits that become due under such agreement. As of December 31, 2000, $34.7 million has been drawn under the pre-delivery deposit financing and is included in long-term debt on the consolidated balance sheets. The related deposits are reflected in equipment and aircraft purchase deposits on the consolidated balance sheets at December 31, 2000. In addition, another lender has provided pre-delivery deposit financing in conjunction with the bank consortium. As of December 31, 2000, $36.8 million has been financed under this agreement and is included in long-term debt and equipment and aircraft purchase deposits on the consolidated balance sheets. Under both agreements, interest is based on LIBOR plus 2-3% and is payable monthly. As of December 31, 2000, the net remaining pre-delivery deposits to be paid totaled $4.3 million.

In September 2000, the Company completed an offering of $197,572,000 of Pass Through Certificates, also known as Enhanced Equipment Trust Certificates (the "EETCs"). The EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in the Company's consolidated financial statements. The cash proceeds from the EETCs are deposited with an escrow agent and enable the Company to finance the debt portion of a leveraged lease for the first eight 737s on firm order, the last of which is scheduled for delivery in August 2001.

In March 1995, Midway entered into an agreement for the acquisition of four Airbus A320 aircraft with deliveries beginning in 1998. The Company also agreed to purchase one IAE V2527-A5 spare engine to support the operation of the four A320 aircraft. The delivery dates of these aircraft and the spare engine have been extended to 2005 and later. The Company is required to make deposits on the four A320 aircraft and the spare engine in amounts to be determined beginning in 2003. The Company is considering several alternatives with respect to the A320s, including restructuring its purchase agreement or selling its position. Due to the uncertainty of this commitment, the Company is unable to estimate its impact on its consolidated financial statements.

                  Midway Airlines Corporation and Subsidiary

9. Commitments and Contingencies (continued)

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

The Company has been named as a defendant in certain pending litigation. The outcome of these matters cannot be predicted, but it is management's belief that whatever the outcome, the results will not, either individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                  Midway Airlines Corporation and Subsidiary

9.  Commitments and Contingencies (continued)

The Company's pilots, fleet service (ramp) agents, and flight attendants are represented by labor unions. The pilots' representative, the Air Line Pilots Association ("ALPA"), was elected in December 1997, the ramp employees' representative, International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), was elected in June 1998, and the flight attendants' representative, the Association of Flight Attendants, AFL-CIO ("AFA") was elected in December 1998. Prior to those dates, none of the Company's employees were represented by a union. The pilots ratified a collective bargaining agreement that became effective on April 1, 2000. The fleet service employees ratified a collective bargaining agreement that became effective January 16, 2001. Negotiations with the AFA have not yet been concluded. Although the Company believes a mutually acceptable agreement can be reached with the union representing the flight attendants, the ultimate outcome of the negotiations is unknown at this time. As of December 31, 2000, approximately 45% of the Company's employees are included in one of these workgroups.

10. Benefit Plans

Effective October 1995, the Company established a savings plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code. All employees were eligible for enrollment in the 401(k) Plan after six months of employment. Effective April 1999, all employees who are not covered by a collective bargaining agreement are eligible for enrollment in the 401(k) Plan after three months of employment. The Company, at its discretion, may match up to 50% of employee contributions up to a maximum of $1,000 in any given calendar year. The Company made no contributions to the Plan for the years ended December 31, 2000, 1999 and 1998.

In January 1998, the Company announced its intention to distribute a portion of its profits to employees. The Company expensed $1.2 million and $2.4 million for such distributions during the year ended December 31, 1999 and December 31, 1998, respectively. There were no such costs incurred during 2000.

                  Midway Airlines Corporation and Subsidiary

10.  Benefit Plans (continued)

As a result of the pilot contract approved effective April 1, 2000, the Company established a separate 401(k) plan for the pilots and all assets belonging to that labor group were transferred to the separate plan effective October 1, 2000. The pilot contract requires the Company to make matching contributions, based on seniority and employee contribution, up to 8% of compensation. The Company recognized expense of $0.4 million of expense related to the pilots' match for the year ended December 31, 2000.

The Company sponsors a postretirement benefit plan for its pilots which was adopted on April 1, 2000. The following table provides a reconciliation of the changes in the plan's benefit obligations and plan of assets for the year ended December 31, 2000, and a statement of financial position as of December 31, 2000 (in thousands):

                                                                       2000
                                                                 ------------

     Change in benefit obligation
     Benefit obligation at beginning of year                      $         -
     Service cost                                                          80
     Actuarial loss                                                         4
                                                                 ------------
     Benefit obligation at end of year                            $        84
                                                                 ------------

     Change in plan assets
     Fair value of plan assets at end of year                     $         -
                                                                 ------------
     Funded status of the plan (underfunded)                              (84)
     Unrecognized net actuarial loss                                        4
                                                                 ------------
     Accrued benefit cost                                         $       (80)
                                                                 ============

The Pilots' Postretirement Medical Benefit Plan is an unfunded plan.

                  Midway Airlines Corporation and Subsidiary

10.  Benefit Plans (continued)

The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                                     2000
                                                                 -----------
     Weighted-average assumptions:
       Discount rate                                                 7.50%
       Expected return on plan assets                                 N/A
       Rate of compensation increase                                 5.00%

For measurement purposes, a 10% annual rate of increase in the per capita cost of health care benefits was assumed for 2000. The rate was assumed to decrease gradually each year to a rate of 6% for 2006 and remain at that level thereafter.

                                                                  Year ended
                                                                 December 31,
     Components of net periodic benefit cost (in thousands)          2000
                                                                 -----------
     Service cost                                                $        80
                                                                 -----------
     Net periodic benefit cost                                   $        80
                                                                 ===========

The Pilots' Postretirement Medical Benefit Plan is contributory. Each year, retirees may offset up to 70% of their annual contributions with the value of any unused sick leave based on their rate of pay at retirement. The annual contribution rates are established such that in the absence of the sick leave offset, the retirees would fund the full cost of the plan.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                                 1% Increase         1% Decrease
                                                                            ---------------------------------------
     Effect on the total of service and interest cost components of net
       periodic postretirement health care benefit cost                             $  2               $ (3)

                   Midway Airlines Corporation and Subsidiary

11.  Transactions with Related Parties

The Company incurred legal expenses from a related party law firm totaling approximately $617,000 and $362,000 for the years ended December 31, 1999 and 1998, respectively. There were no such expenses in 2000.

12.  Subsequent Events

In January 2001, the Company completed short-term operating leases on three CRJ aircraft. The leases provide for escalating rents for thirteen months with a fair market purchase or return option at the completion of the leases. The future minimum lease payments on these leases total $4.6 million in 2001 and $0.8 million in 2002.

In March 2001, the Company completed an operating lease for the fifth Boeing 737-700 received from the firm order of 15 aircraft. The following is the schedule of future minimum lease payments for this aircraft as of December 31 (in thousands):

      2001                                             $     2,600
      2002                                                   3,500
      2003                                                   4,566
      2004                                                   3,027
      2005                                                   3,027
      Thereafter                                            35,580
                                                       -----------
      Total minimum lease payments                     $    52,300
                                                       ===========

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

 (a)(1)  Financial Statements:

 See Item 8 for audited consolidated financial statements.

 (a)(2)  Financial Statement Schedules

 Schedule I - Valuation and Qualifying Accounts


                                            Balance at     Additions     Deductions         Balance
                                            Beginning         to            from           at End of
                                            of Period      Reserves       Reserves          Period
                                            ----------     ---------     --------------    ---------

                                                            (dollars in thousands)
Year ended December 31, 2000
  Allowance for doubtful accounts              $1,613          $289         $1,645(1)       $  257
Year ended December 31, 1999
  Allowance for doubtful accounts              $1,624          $147         $  158          $1,613
Year ended December 31, 1998
 Allowance for doubtful accounts               $1,673          $ 26         $   75          $1,624

     (1) In 2000, the Company wrote off a fully reserved balance of $1.6 million from 1997 against the related receivable.

Other schedules have been omitted because they are inapplicable, immaterial, or not required, or the information is included in the audited consolidated financial statements or notes thereto.

 (b) Reports on Form 8-K:

     None



 (c) Exhibits:

The Exhibits filed or incorporated by reference herewith are as specified in the
Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Midway Airlines Corporation
                                   Corporation Registrant

March 30, 2001                     By /s/ STEVEN WESTBERG
                                   Steven Westberg
                                   Executive Vice President and General
Manager


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

Signature                          Capacity

/s/ ROBERT R. FERGUSON, III*       Chairman of the Board of Directors,
- ----------------------------
Robert R. Ferguson, III            President and Chief Executive Officer
                                   (Principal Executive Officer)

/s/ STEVEN WESTBERG*               Executive Vice President and General Manager
- --------------------
Steven Westberg                    (Principal Financial and Accounting Officer)

/s/ GREGORY HARDING-BROWN*         Director
- --------------------------
Gregory Harding-Brown

/s/ W. GREYSON QUARLES*            Director
- -----------------------
W. Greyson Quarles

/s/ GREGORY J. ROBITAILLE*         Director
- --------------------------
Gregory J. Robitaille

/s/ TIMOTHY SMITH*                 Director
- ------------------
Timothy Smith


*Steven Westberg hereby signs on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

                                 EXHIBIT INDEX
                          MIDWAY AIRLINES CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                 EXHIBIT INDEX

NO.      DESCRIPTION
- ---      -----------

3.1+     Amended and Restated Certificate of Incorporation.

3.2+     Amended and Restated By-laws.

4.1+     Form of Common Stock Certificate.

4.2+ See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of Midway Airlines Corporation defining the rights of the holders of Common Stock.

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

4.23++ Escrow and Paying Agent Agreement, (Class A), dated as of August 13,1998 among First Union Trust Company, National Association as Escrow Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation as Initial Purchasers, The First National Bank of Maryland not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Midway Airlines Pass Through Trust 1998-Paying Agent.

4.24++ Escrow and Paying Agent Agreement, (Class B), dated as of August 13, 1998 among First Union Trust Company, National Association as Escrow Agent, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation as Initial Purchasers, The First National Bank ofMaryland not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Midway Airlines Pass Through Trust 1998-1B-O as Pass Through Trustee and The First National Bank of Maryland as Paying Agent.

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

 4.28### Offering Memorandum of Midway Airlines Corporation pertaining to the offering of Class A, Class B, and Class C Certificates by Midway Airlines Corporation.

 4.29### Pass Through Trust Agreement, dated as of September 27, 2000, between
         Midway Airlines Corporation and ALLFIRST Bank, as Trustee, is made with respect to the formation of Midway Airlines 2000-1A Pass Through Trust and the issuance of 8.82% Midway Airlines 2000-1A Pass Through Certificates representing fractional undivided interests in the Trust.

 4.30### Pass Through Trust Agreement, dated as of September 27, 2000, between
         Midway Airlines Corporation, and ALLFIRST Bank, as Trustee, is made with respect to the formation of Midway Airlines 2000-1B Pass Through Trust and the issuance of 10.07% Midway Airlines 2000-1B Pass Through Certificates representing fractional undivided interests in the Trust.

 4.31### Pass Through Trust Agreement, dated as of September 27, 2000, between
         Midway Airlines Corporation and ALLFIRST Bank, as Trustee, is made with respect to the formation of Midway Airlines 2000-1C Pass Through Trust and the issuance of 11.19% Midway Airlines 2000-1C Pass Through Certificates representing fractional undivided interests in the Trust.

10.1++ See Exhibits 4.3 and 4.4 for Form of Promissory Note and Form of Trust Indenture and Security Agreement.

10.2+++ Midway Airlines Corporation 1997 Stock Option Plan and Form of Stock Option Agreement related thereto.

10.3     [Intentionally Omitted]

10.4     [Intentionally Omitted]

10.5*+ Aircraft Operating Lease Agreement No. AOLAF-113 dated as of November 11, 1993 between FSBU and Midway Airlines Corporation, with amendments attached thereto.

10.6*+ Aircraft Operating Lease Agreement No. AOLAF-114 dated as of November 11, 1993 between FSBU and Midway Airlines Corporation, with amendments attached thereto.

10.7*+ Aircraft Operating Lease Agreement No. AOLAF-115-A dated as of July 10, 1995 between Wings Aircraft Finance, Inc. ("Wings") and Midway Airlines Corporation, with amendments attached thereto.

10.8*+ Aircraft Operating Lease Agreement No. AOLAF-116-A dated as of July 10, 1995 between Wings and Midway Airlines Corporation, with amendments attached thereto.

10.9*+ Aircraft Operating Lease Agreement No. AOLAF-117-A dated as of July 10, 1995 between Wings and Midway Airlines Corporation, with amendments attached thereto.

10.10*+ Aircraft Operating Lease Agreement No. AOLAF-118-A dated as July 10, 1995 between Wings and Midway Airlines Corporation, with amendments attached thereto.

10.11    [Intentionally Omitted]

10.12    [Intentionally Omitted]

10.13    [Intentionally Omitted]

10.14    [Intentionally Omitted]

10.15    [Intentionally Omitted]

10.16*+ Airbus A-320-200 Purchase Agreement dated as of March 17, 1995 between AVSA. S.A.R.L. ("AVSA") and Midway Airlines Corporation with Amendment Nos. 1 through 6 thereto. Letter Agreement No. 2 Re: Purchase Incentives and Miscellaneous Matters, as amended Letter Agreement No. 3
         Re: Option Aircraft, as amended Letter Agreement Re: Financial Matters with Amendment No. 4 thereto.

10.17*+ Agreement of Sublease dated as of January 18, 1995 between American Airlines, Inc. ("AA") and Midway Airlines Corporation, with amendments attached thereto.

10.18*+ AAdvantage(R) Participating Carrier Agreement dated as of January 18, 1995 between AA and Midway Airlines Corporation, with amendments attached thereto.

10.19*+ Secured Promissory Note dated February 7, 1997 from Midway Airlines Corporation to AA.

10.20*+ February 10, 1997 Letter Agreement between American Airlines, Inc. and Midway Airlines Corporation with Exhibits A and C through I thereto.

10.21    [Intentionally Omitted]

10.22*+ Purchase Agreement between Bombardier Inc. and Midway Airlines Corporation dated September 17, 1997 with Letter Agreements 001 through 011.

10.23*+ Services and Licenses Agreement between Midway Airlines Corporation and Airline Management Services, Inc. dated as of December 7, 1995 with Annex A thereto.

10.24*+ Letter Agreement dated as of July 1, 1996 between Fokker Services, Inc. and Midway Airlines Corporation.

10.25    [Intentionally Omitted.]

10.26+ Warrant to Purchase Shares of Common Stock of Midway Airlines Corporation dated February 11, 1997 issued by Midway Airlines Corporation in favor of AMR Corporation.

10.27    [Intentionally Omitted.]

10.28*+ General Terms of Sale between IAE International Aero Engines AG and Midway Airlines Corporation dated May 17, 1995 with Side Letter Number 1 and Side Letter Number 2 thereto.

10.29    [Intentionally Omitted]

10.30*+ Promissory Note dated February 11, 1997 made by Midway Airlines Corporation to Daimler Benz Aerospace A.G.

10.31+ Severance Agreement and Other Matters made as of February 11, 1997 between Robert R. Ferguson III and Midway Airlines Corporation.

10.32+ Employment Agreement dated as of July 15, 1996 between Steven Westberg and Midway Airlines Corporation, with amendments attached thereto.

10.33+ Employment Agreement dated as of July 15, 1996 between Jonathan S. Waller and Midway Airlines Corporation, with amendments attached thereto.

10.34    [Intentionally Omitted.]

10.35    [Intentionally Omitted.]

10.36+ Option to Purchase Shares of Common Stock of Midway Airlines Corporation dated as of February 11, 1997 issued by Midway Airlines Corporation in favor of Robert R. Ferguson III.

10.37+ Agreement and Plan of Merger dated as of January 17, 1997 by and among Midway Airlines Corporation, GoodAero, Inc., James H. Goodnight, Ph.D, John P. Sall and the Zell/Chilmark Fund L.P., with amendments attached thereto.

10.38    [Intentionally Omitted.]

10.39    [Intentionally Omitted]

10.40    [Intentionally Omitted.]

10.41*+ AAirpass Agreement dated as of March 2, 1995 between American Airlines Inc. and Midway Airlines Corporation.

10.42*+ Engine Lease Agreement dated September 11, 1997 between RRPF Engine Leasing Limited and Midway Airlines Corporation.

10.43+ Option to Purchase Shares of Common Stock of Midway Airlines Corporation dated as of February 11, 1997 issued by Midway Airlines Corporation in favor of Steven Westberg.

10.44+ Option to Purchase Shares of Common Stock of Midway Airlines Corporation dated as of February 11, 1997 issued by Midway Airlines Corporation in favor of Jonathan S. Waller.

10.45    [Intentionally Omitted.]

10.46+ Option to Purchase Shares of Common Stock of Midway Airlines Corporation dated as of February 11, 1997 issued by Midway Airlines Corporation in favor of Thomas Duffy, Jr.

10.47  [Intentionally Omitted]

10.48*+Agreement, executed September and November 1997, between Rolls-Royce
       Canada Limited and Midway Airlines Corporation.

10.49++Purchase Agreement, dated as of August 6, 1998, by and among Midway
       Airlines Corporation, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation.

10.50*+@Participation Agreement dated as of September 10, 1998 among Midway
       Airlines Corporation as Lessee, NCC Charlie Company as Owner Participant, First Union Trust Company, National Association not in its individual capacity (except as otherwise expressly set forth herein) but solely as Owner Trustee, The First National Bank of Maryland as Indenture Trustee, The First National Bank of Maryland as Pass-Through Trustee and The First National Bank of Maryland as Subordination Agent. Midway Airlines Corporation is a party to seven additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.

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

10.58++General Terms Agreement between General Electric Company and Midway
       Airlines Corporation.

10.59++Concourse Lakeside Lease Agreement by and between Concourse Lakeside I,
       LLC, as Landlord, and Midway Airlines Corporation, as Tenant.

10.60## Participation Agreement [N586ML] dated as of December 10, 1999 among
       Midway Airlines Corporation, as Lessee, ICX Corporation, as Owner Participant and First Union Trust Company, National Association, not in its individual capacity (except as otherwise expressly set forth herein) but solely as Owner Trustee.

10.61##Trust Agreement [N586ML] dated as of December 10, 1999 between ICX
       Corporation, as Owner Participant and First Union Trust Company, as Owner Trustee.

10.62##*Lease Agreement [N586ML] dated as of December 10, 1999 between First
       Union Trust Company, National Association, as Owner Trustee and Lessor and Midway Airlines Corporation, as Lessee.

10.63##Lease Supplement No. 1 [N586ML] dated as of December 15, 1999 between
       First Union Trust Company, National Association, not in its individual capacity (except as otherwise expressly set forth herein) but solely as Owner Trustee, the Lessor and Midway Airlines Corporation, as Lessee.

10.64##Purchase Agreement Assignment and Aircraft Manufacturer's Consent and
       Agreement [N586ML] dated as of December 10, 1999 between Midway Airlines Corporation, as Assignor and First Union Trust Company, National Association, not in its individual capacity by solely as owner Trustee, as Assignee.

10.65##Engine Warranty Assignment and Engine Manufacturer's Consent and
       Agreement [N586ML] between Midway Airlines Corporation, as Assignor and First Union Trust Company, National Association, not in its individual capacity but solely as Owner Trustee, as Assignee.

10.66##*Lease Agreement [N587ML] dated as of December 30, 1999 between Fleet
       National Bank, as Lessor and Midway Airlines Corporation, as Lessee.

10.67##Lease Supplement No. 1 [N587ML] dated as of December 30, 1999 between
       Fleet National Bank.

10.68##Supplemental Agreement [N587ML] dated as of December 30, 1999 between
       Midway Airlines Corporation, as Lessee and Fleet National Bank, as
       Lessor.

10.69##Purchase Agreement Assignment and Aircraft Manufacturer's Consent and
       Agreement [N587ML] dated as of December 30, 1999 between Midway Airlines Corporation, as Assignor and Fleet National Bank, as Assignee.

10.70##Engine Warranty Assignment and Engine Manufacturer's Consent and
       Agreement [N587ML] dated as of December 30, 1999 between Midway Airlines Corporation, as Assignor and Fleet National Bank, as Assignee.

10.71##*Loan Agreement dated as of December 30, 1999 between Midway Airlines
       Corporation, as Borrower and Fleet Capital Corporation, as Lender.

10.72##Engine Security Agreement dated as of December 30, 1999 between Midway
       Airlines Corporation, as Borrower and Fleet Capital Corporation, as
       Lender.

10.73##Engine Security Agreement Supplement dated as of January 25, 2000 between Midway Airlines Corporation as Borrower and Fleet Capital Corporation, as Lender.

10.74##* Loan Agreement dated as of December 22, 1999 between Midway Airlines
       Corporation, as Borrower and General Electric Capital Corporation, as Lender.

10.75##* Consent and Agreement dated as of December 22, 1999 among Midway
       Airlines Corporation, General Electric Capital Corporation, as Assignee and The Boeing Company, as Manufacturer.

10.76##* Security Agreement and Collateral Assignment of Purchase Agreement dated as of December 22, 1999 between Midway Airlines Corporation, as Assignor and General Electric Capital Corporation, as Assignee.

10.77##* Return Compensation Agreement dated as of December 6, 1999 between
       First Security Bank, N.A. not in its individual capacity , but solely as Owner Trustee, as Lessor, Midway Airlines Corporation, as Lessee and debis AirFinance B.V., as Beneficial Owner.

10.78##* Option Agreement dated as of December 6, 1999 between First Security
       Bank, N.A. not in its individual capacity, but solely as Owner Trustee, as Lessor, Midway Airlines Corporation, as Lessee, and debis AirFinance B.V. as Beneficial Owner.

10.79##* Lease Termination and Compensation Agreement between First Security
       Bank, N.A. not in its individual capacity but solely as Owner Trustee, as Lessor, Midway Airlines Corporation, as Lessee, and debis AirFinance B.V. as Beneficial Owner.

10.80##* Letter Agreement No. 6-1162-CPJ-385 dated as of December 15, 1999 between The Boeing Company and Midway Airlines Corporation.

10.81##Fifth Amendment of Agreement of Sublease between American Airlines,
       Inc. and Midway Airlines Corporation, as Lessee.

10.82##* Contract Change orders No. 1, No. 3, No. 4, No. 5, No. 6, No. 7, No.
       8 and No. 9 between Bombardier Inc. and Midway Airlines Corporation.

10.83##* Secured Promissory Note dated December 30, 1999 from Midway Airlines
       Corporation to Fleet Capital Corporation.

10.84##* Secured Promissory Note dated January 25, 2000 from Midway Airlines
       Corporation to Fleet Capital Corporation.

10.85# @@ Participation Agreement [N583ML] dated as of August 10, 1999 among
       Midway Airlines Corporation as Lessee, Polaris Holding Company as Owner Participant, First Union Trust Company, National Association not in its individual capacity (except otherwise expressly set forth herein) but solely as Owner Trustee, ALLFIRST Bank as Indenture Trustee, and Canadian Regional Aircraft Finance Transaction No. 1 Limited, as Loan Participant. Midway Airlines Corporation is a party to two additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.86# @@ Trust Agreement [N583ML] dated as of August 10, 1999 between Polaris
       Holding Company as Owner Participant and First Union Trust Company, National Association as Owner Trustee. There are two additional Trust Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.87# @@ Trust Indenture and Security Agreement [N583ML] dated as of August 10,
       1999 between First Union Trust Company, National Association as Owner Trustee and Allfirst Bank as Indenture Trustee. There are two additional Trust Indenture and Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.88# @@ Indenture Supplement [N583ML] dated as of August 16, 1999 of First
       Union Trust Company, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee. There are two additional Indenture Supplements which are substantially identical in all material respects except as indicated on the exhibit.

10.89* # @@ Lease Agreement [N583ML] dated as of August 10, 1999 between First
       Union Trust Company, National Association as Owner Trustee and Lessor and Midway Airlines Corporation as Lessee. Midway Airlines

       Corporation is a party to two additional Lease Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.90# @@ Lease Supplement No.1 [N583ML] dated as of August 10, 1999 between
       First Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee except as otherwise provided therein, the Lessor and Midway Airlines Corporation, as Lessee. Midway Airlines Corporation is a party to two additional Lease Supplements No.1 which are substantially identical in all material respects except as indicated on the exhibit.

10.91# @@ Purchase Agreement Assignment and Aircraft Manufacturer's Consent
       [N583ML] dated as of August 10, 1999 between Midway Airlines Corporation as Assignor and First Union Trust Company, National Association as Assignee. Midway Airlines Corporation is a party to two additional Purchase Agreement Assignment and Aircraft Manufacturer's Consents which are substantially identical in all material respects except as indicated on the exhibit.

10.92# @@ Engine Warranty Assignment and Engine Manufacturer's Consent [N583ML] dated as of August 10, 1999 between Midway Airlines Corporation, First Union Trust Company, National Association not in its individual capacity but solely as Owner Trustee and General Electric Company. Midway Airlines Corporation is a party to two additional Engine Warranty Assignment and Engine Manufacturer's Consents which are substantially identical in all material respects except as indicated on the exhibit.

10.93*#General Terms Agreement No. 6-13593 dated as of June 11, 1999 by and between CFM International, Inc. and Midway Airlines Corporation.

10.94# Aircraft Lease Common Terms Agreement dated as of September 10, 1999 between General Electric Capital Corporation and Midway Airlines Corporation.

10.95*#Aircraft Lease Agreement (serial no. 28613) dated as of September 10,
       1999 between General Electric Capital Corporation, as Lessor, and Midway Airlines Corporation, as Lessee.

10.96*#Aircraft Lease Agreement (serial no. 30051) dated as of September 10,
       1999 between General Electric Capital Corporation, as Lessor, and Midway Airlines Corporation, as Lessee.

10.97###Placement Agreement under which ALLFIRST Bank, as trustee under the Trusts issues and sells to the placement agents named in Schedule II thereto its Pass Through Certificates, Series 2000-1 on the terms and conditions stated therein.

10.98###Registration Rights Agreement made and entered into on September 27, 2000, among Midway Airlines Corporation, ALLFIRST Bank, as Trustee and Morgan Stanley & Co. Incorporated and Seabury Securities LLC.

10.99###Revolving Credit Agreement dated as of September 27, 2000, between
       ALLFIRST Bank, not in its individual capacity but solely as Subordination Agent under the Intercreditor Agreement, as agent and trustee for the Class A Trust, and Morgan Stanley Capital Services Inc.

10.100###Revolving Credit Agreement dated as of September 27, 2000, between
       ALLFIRST Bank, solely as Subordination Agent under the Intercreditor Agreement, as agent and trustee for the Class B Trust, and Morgan Stanley Capital Services Inc.

10.101###Revolving Credit Agreement dated as of September 27, 2000, between
       ALLFIRST Bank, solely as Subordination Agent under the Intercreditor Agreement, as agent and trustee for the Class C Trust, and Morgan Stanley Capital Services Inc.

10.102###Intercreditor Agreement dated as of September 27, 2000, among ALLFIRST
       Bank, as Trustee, Morgan Stanley Capital Services Inc., as Class A Liquidity Provider, as Class B Liquidity Provider and as Class C Liquidity Provider, and ALLFIRST Bank, as Subordination Agent.

10.103###Deposit Agreement (Class A) dated as of September 27, 2000 between
       First Union Trust Company, National Association, as Escrow Agent under the Escrow and Paying Agent Agreement, and ALLFIRST Bank.

10.104###Deposit Agreement (Class B) dated as of September 27, 2000 between
       First Union Trust Company, National Association, as Escrow Agent, and ALLFIRST Bank, as depositary bank.

10.105###Deposit Agreement (Class C) dated as of September 27, 2000 between
       First Union Trust Company, National Association, as Escrow Agent, and ALLFIRST Bank, as depositary bank.

10.106###Escrow and Paying Agent Agreement (Class A) dated as of September 27,
       2000 among First Union Trust Company, National Association, as Escrow Agent, Morgan Stanley & Co. Incorporated and Seabury Securities LLC, as Placement Agents of the Certificates, ALLFIRST Bank, as trustee and ALLFIRST Bank, as paying agent.

10.107###Escrow and Paying Agent Agreement (Class B) dated as of September 27,
       2000 among First Union Trust Company, National Association, as Escrow Agent, Morgan Stanley & Co. Incorporated and Seabury Securities LLC, as Placement Agents of the Certificates, ALLFIRST Bank, as trustee and ALLFIRST Bank, as paying agent.

10.108###Escrow and Paying Agent Agreement (Class C) dated as of September 27,
       2000 among First Union Trust Company, National Association, as Escrow Agent, Morgan Stanley & Co. Incorporated and Seabury Securities LLC, as Placement Agents of the Certificates, ALLFIRST Bank, as trustee and ALLFIRST Bank, as paying agent.

10.109###Note Purchase Agreement, dated as of September 27, 2000, among Midway
       Airlines Corporation, ALLFIRST Bank, as trustee, ALLFIRST Bank, as subordination agent and trustee, First Union Trust Company, National Association, as Escrow Agent and ALLFIRST Bank.

10.110###* X Participation Agreement [N588ML], dated as of September 21, 2000 among Midway Airlines Corporation, First Union Trust Company, National Association, as owner trustee, General Electric Capital Corporation, each Loan Participant identified on Schedule II thereto, and ALLFIRST Bank, as indenture trustee. The Company is party to two additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.111###X Trust Agreement [N588ML], dated as of September 21, 2000 between
       General Electric Capital Corporation and First Union Trust Company, National Association, in its individual capacity only as expressly stated therein and otherwise as trustee thereunder. The Company is party to two additional Trust Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.112###X Trust Indenture and Security Agreement [N588ML], dated as of
       September 21, 2000 between First Union Trust Company, National Association, not in its individual capacity, except as otherwise specifically set forth therein under the Trust Agreement, as defined therein, and ALLFIRST Bank. The Company is party to two additional Trust Indenture and Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.113###X Indenture Supplement No. 1 [N588ML], dated September 22, 2000 of
       First Union Trust Company, National Association, not in its individual capacity except as expressly provided in the Operative Agreements, but solely as Owner Trustee under the Trust Agreement. The Company is party to two additional Indenture Supplements which are substantially identical in all material respects except as indicated on the exhibit.

10.114###* X Lease Agreement [N588ML], dated as of September 21, 2000, between
       First Union Trust Company, National Association, as Owner Trustee, the Lessor, and Midway Airlines Corporation. The Company is party to two additional Lease Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.115###X Lease Supplement NO. 1 [N588ML], dated September 22, 2000, between
           First Union Trust Company, National Association, as Owner Trustee, except as otherwise provided therein, the Lessor (as defined therein) and Midway Airlines Corporation. The Company is party to two additional Lease Supplements which are substantially identical in all material respects except as indicated on the exhibit.

10.116###X Purchase Agreement Assignment [N588ML], dated as of September 21,
           2000, between Midway Airlines Corporation and First Union Trust Company, National Association, as Owner Trustee. The Company is party to two additional Purchase Agreements Assignments which are substantially identical in all material respects except as indicated on the exhibit.

10.117###X Engine Warranty Assignment [N588ML] made on the 21st day of
           September, 2000 between Midway Airlines Corporation and First Union Trust Company, National Association, as Owner Trustee. The Company is party to two additional Engine Warranty Assignments which are substantially identical in all material respects except as indicated on the exhibit.

10.118###* Credit Agreement [Midway/LBK] dated as of July 31, 2000 is among
           Midway Airlines Corporation, each Senior Loan Participant identified on Schedule I thereto, Boeing Nevada, Inc., as Junior Loan Participant, and Landesbank Schleswig-Holstein Girozentrale, as the Security Agent.

10.119###* Mortgage and Security Agreement [Midway/LBK], dated as of July 31,
           2000, between Midway Airlines Corporation and Landesbank Schleswig-Holstein Girozentrale, as Security Agent.

10.120###* Participation Agreement [N361ML] dated as of September 27, 2000 among Midway Airlines Corporation, First Union Trust Company, National Association, as owner trustee under the Trust Agreement, Silvermine River Finance One, Inc., ALLFIRST Bank, as indenture trustee under the Indenture, ALLFIRST Bank, as pass-through trustee of three separate Pass- Through Trusts, and ALLFIRST Bank, as subordination agent.

10.121###  Trust Agreement [N361ML], dated as of September 27, 2000 between
           Silvermine River Finance One, Inc., and First Union Trust Company, National Association, in its individual capacity only as expressly stated therein and otherwise solely as trustee thereunder.

10.122###* Trust Indenture and Security Agreement [N361ML] dated as of
           September 27, 2000, between First Union Trust Company, National Association, not in its individual capacity, except as otherwise specifically set forth therein under the Trust Agreement, and ALLFIRST Bank.

10.123###  Indenture Supplement No. 1 [N361ML] dated September 27, 2000, of
           First Union Trust Company, National Association, as owner trustee under the Trust Agreement [N361ML] dated as of September 27, 2000, between First Union Trust Company, National Association, and the Owner Participant named therein.

10.124###* Lease Agreement [N361ML], dated as of September 27, 2000, between
           First Union Trust Company, National Association, as Owner Trustee, the Lessor (as defined therein), and Midway Airlines Corporation.

10.125###  Lease Supplement No. 1 [N361ML] dated September 27, 2000, between
           First Union Trust Company, National Association, as Owner Trustee, except as otherwise provided therein, the Lessor (as defined therein), and Midway Airlines Corporation.

10.126###  Purchase Agreement Assignment [N361ML], dated as of September 27,
           2000, between Midway Airlines Corporation and First Union Trust Company, National Association as Owner Trustee.

10.127###  Engine Warranty Assignment [N361ML] is made the 27th day of
           September, 2000 between Midway Airlines Corporation and First Union Trust Company, National Association as Owner Trustee.

10.128###* Aircraft Lease Agreement (serial no. 29893) dated as of September 15,
           2000 between Aviation Financial Services, Inc., as Lessor, and Midway Airlines Corporation, as Lessee.

10.129###* Aircraft Lease Agreement (serial no. 32244) dated as of September 15,
           2000 between Aviation Financial Services, Inc., as Lessor, and Midway Airlines Corporation, as Lessee.

10.130###* Aircraft Lease Agreement (serial no. 28654) dated as of September 15,
           2000 between Aviation Financial Services, Inc., as Lessor, and Midway Airlines Corporation, as Lessee.

10.131* Participation Agreement [N362ML] dated as of October 19, 2000 among Midway Airlines Corporation and First Union Trust Company, National Association as Owner Trustee under the Trust Agreement, Silvermine River Finance One, Inc., ALLFIRST Bank, as indenture trustee under the Indenture, ALLFIRST Bank, as pass-through trustee of three separate Pass-Through Trusts, and ALLFIRST Bank, as subordination agent. Midway Airlines Corporation is a party to two additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.132 Trust Agreement [N362ML], dated as of October 19, 2000 between Silvermine River Finance One, Inc., and First Union Trust Company, National Association, in its individual capacity only as expressly stated therein and otherwise solely as trustee thereunder. Midway Airlines Corporation is a party to two additional Trust Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.133* Trust Indenture and Security Agreement [N362ML] dated as of October 19, 2000, between First Union Trust Company, National Association, not in its individual capacity, except as otherwise specifically set forth therein under the Trust Agreement, and ALLFIRST Bank. Midway Airlines Corporation is a party to two additional Trust Indenture and Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.134 Indenture Supplement No. 1 [N362ML] dated October 19, 2000, of First Union Trust Company, National Association, as owner trustee under the Trust Agreement [N362ML] dated as of October 19, 2000, between First Union Trust Company, National Association, and the Owner Participant named therein. Midway Airlines Corporation is a party to two additional Indenture Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

10.135 Lease Agreement [N362ML], dated as of October 19, 2000, between First Union Trust Company, National Association, as Owner Trustee, the Lessor (as defined therein), and Midway Airlines Corporation. Midway Airlines Corporation is a party to two additional Lease Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.136 Lease Supplement No. 1 [N362ML] dated October 19, 2000, between First Union Trust Company, National Association, as Owner Trustee, except as otherwise provided therein, the Lessor (as defined therein), and Midway Airlines Corporation. Midway Airlines Corporation is a party to two additional Lease Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

10.137 Purchase Agreement Assignment [N362ML], dated as of October 19, 2000, between Midway Airlines Corporation and First Union Trust Company, National Association as Owner Trustee. Midway Airlines Corporation is a party to two additional Purchase Agreement Assignments which are substantially identical in all material respects except as indicated on the exhibit.

10.138 Engine Warranty Assignment [N362ML] is made the 19th day of October, 2000 between Midway Airlines Corporation and First Union Trust Company, National Association as Owner Trustee. Midway Airlines Corporation is a party to two additional Engine Warranty Assignments which are substantially identical in all material respects except as indicated on the exhibit.

10.139* Supplemental Agreement [N591ML] dated as of January 31, 2001 between Midway Airlines Corporation and Bombardier Capital Inc. Midway Airlines Corporation is a party to two additional Supplemental Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.140* Lease Agreement [N591ML], dated as of January 31, 2001, between Bombardier Capital Inc., as Lessor, and Midway Airlines Corporation, as Lessee. Midway Airlines Corporation is a party to two additional Lease Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.141 Lease Supplement No. 1 [N591ML] dated January 31, 2001, between Bombardier Capital Inc., as Lessor, and Midway Airlines Corporation, as Lessee. Midway Airlines Corporation is a party to two additional Lease Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

10.142 Purchase Agreement Assignment [N591ML] is made as of the 31st day of January, 2001, by and between Midway Airlines Corporation, as Assignor and Bombardier Capital Inc., as Assignee. Midway Airlines Corporation is a party to two additional Purchase Agreement Assignments which are substantially identical in all material respects except as indicated on the exhibit.

10.143* Lease Agreement [MSN 32582], dated as of November 6, 2000, between Aviation Financial Services Inc., as Lessor, and Midway Airlines Corporation, as Lessee.

10.144* Lease Agreement [N314ML], dated as of January 5, 2001, between Bellevue Coastal Leasing LLC, as Lessor, and Midway Airlines Corporation, as Lessee.

10.145         [Intentionally Omitted]

10.146 Airframe Warranty Assignment [N314ML], dated as of January 5, 2001, between Bellevue Coastal Leasing LLC, as Lessor, by Boullioun Aircraft Holding Company, Inc., its sole member, and Midway Airlines Corporation, as Lessee, and The Boeing Company.

10.147 Assignment Of Warranties [N314ML], dated as of January 5, 2001, between Bellevue Coastal Leasing LLC, as Assignor, by Boullioun Aircraft Holding Company, Inc., its sole member, and Midway Airlines Corporation, as Assignee.

10.148         [Intentionally Omitted]

10.149*(830)   Credit Agreement, dated as of March 31, 2000, between Reedy Creek
               Investments, LLC and Midway Airlines Corporation.

10.150(830)    Revolving Credit Note dated March 31, 2000 by Midway Airlines
               Corporation in favor of Reedy Creek Investments, LLC.

23             Consent of Independent Auditors

24             Powers of Attorney of Certain Officers and Directors of the
               Company.

__________________________________________

* Portions have been omitted pursuant to a request for confidential treatment. The confidential portions have been separately filed with the Securities and Exchange Commission.
+ Filed as Exhibit to Form S-1, Registration No. 333-37375, effective December 4, 1997, incorporated herein by reference.
++ Filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
+++ Filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
@ Exhibit containing differences filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
@@ Exhibit containing differences filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

# Filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
## Filed as Exhibit to the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2000.
### Filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(830) Filed as Exhibit to the Company's Current Report on Form 8-K dated March 31, 2000.
X Exhibit containing differences filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.