Form 10-K/A
period 2000-12-31
MIDWAY AIRLINES CORP
filed 2001-04-12
CIK 946323

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

                                   Midway Airlines Corporation
                                   Corporation Registrant

April 11, 2001                     By /s/ STEVEN WESTBERG
                                   Steven Westberg
                                   Executive Vice President and General Manager

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

4.27     [INTENTIONALLY OMITTED]

 4.28    [INTENTIONALLY OMITTED]

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

10.131*(oo)xx    Participation Agreement [N362ML] dated as of October 19, 2000 among Midway Airlines Corporation and First Union Trust
                 Company, National Association as Owner Trustee under the Trust
                 Agreement, Silvermine River Finance One, Inc., ALLFIRST Bank, as indenture trustee under the Indenture, ALLFIRST Bank, as pass-through trustee of three separate Pass-Through Trusts, and ALLFIRST Bank, as subordination agent. Midway Airlines
                 Corporation is a party to two additional Participation
                 Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.132(oo)xx     Trust Agreement [N362ML], dated as of October 19, 2000 between
                 Silvermine River Finance One, Inc., and First Union Trust
                 Company, National Association, in its individual capacity only as expressly stated therein and otherwise solely as trustee thereunder. Midway Airlines Corporation is a party to two additional Trust Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.133*(oo)xx    Trust Indenture and Security Agreement [N362ML] dated as of
                 October 19, 2000, between First Union Trust Company, National
                 Association, not in its individual capacity, except as otherwise specifically set forth therein under the Trust
                 Agreement, and ALLFIRST Bank. Midway Airlines Corporation is a party to two additional Trust Indenture and Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.134(oo)xx     Indenture Supplement No. 1 [N362ML] dated October 19, 2000, of
                 First Union Trust Company, National Association, as owner trustee under the Trust Agreement [N362ML] dated as of October
                 19, 2000, between First Union Trust Company, National
                 Association, and the Owner Participant named therein. Midway
                 Airlines Corporation is a party to two additional Indenture
                 Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

10.135(oo)xx     Lease Agreement [N362ML], dated as of October 19, 2000, between
                 First Union Trust Company, National Association, as Owner
                 Trustee, the Lessor (as defined therein), and Midway Airlines
                 Corporation. Midway Airlines Corporation is a party to two additional Lease Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.136(oo)xx     Lease Supplement No. 1 [N362ML] dated October 19, 2000, between
                 First Union Trust Company, National Association, as Owner
                 Trustee, except as otherwise provided therein, the Lessor (as defined therein), and Midway Airlines Corporation. Midway
                 Airlines Corporation is a party to two additional Lease
                 Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

10.137(oo)xx     Purchase Agreement Assignment [N362ML], dated as of October 19,
                 2000, between Midway Airlines Corporation and First Union Trust
                 Company, National Association as Owner Trustee. Midway Airlines
                 Corporation is a party to two additional Purchase Agreement
                 Assignments which are substantially identical in all material respects except as indicated on the exhibit.

10.138(oo)xx     Engine Warranty Assignment [N362ML] is made the 19th day of
                 October, 2000 between Midway Airlines Corporation and First
                 Union Trust Company, National Association as Owner Trustee.
                 Midway Airlines Corporation is a party to two additional Engine
                 Warranty Assignments which are substantially identical in all material respects except as indicated on the exhibit.

10.139*(oo)xx    Supplemental Agreement [N591ML] dated as of January 31, 2001 between Midway Airlines Corporation and Bombardier Capital Inc.
                 Midway Airlines Corporation is a party to two additional
                 Supplemental Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.140*(oo)xx    Lease Agreement [N591ML], dated as of January 31, 2001, between
                 Bombardier Capital Inc., as Lessor, and Midway Airlines
                 Corporation, as Lessee. Midway Airlines Corporation is a party to two additional Lease Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.141(oo)xx     Lease Supplement No. 1 [N591ML] dated January 31, 2001, between
                 Bombardier Capital Inc., as Lessor, and Midway Airlines
                 Corporation, as Lessee. Midway Airlines Corporation is a party to two additional Lease Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

10.142(oo)xx     Purchase Agreement Assignment [N591ML] is made as of the 31st day of January, 2001, by and between Midway Airlines
                 Corporation, as Assignor and Bombardier Capital Inc., as
                 Assignee. Midway Airlines Corporation is a party to two additional Purchase Agreement Assignments which are substantially identical in all material respects except as indicated on the exhibit.

10.143*(oo)xx    Lease Agreement [MSN 32582], dated as of November 6, 2000, between Aviation Financial Services Inc., as Lessor, and Midway
                 Airlines Corporation, as Lessee.

10.144*(oo)xx    Lease Agreement [N314ML], dated as of January 5, 2001, between
                 Bellevue Coastal Leasing LLC, as Lessor, and Midway Airlines
                 Corporation, as Lessee.

10.145           [Intentionally Omitted]

10.146(oo)xx     Airframe Warranty Assignment [N314ML], dated as of January 5,
                 2001, between Bellevue Coastal Leasing LLC, as Lessor, by
                 Boullioun Aircraft Holding Company, Inc., its sole member, and
                 Midway Airlines Corporation, as Lessee, and The Boeing Company.

10.147(oo)xx     Assignment Of Warranties [N314ML], dated as of January 5, 2001, between Bellevue Coastal Leasing LLC, as Assignor, by Boullioun
                 Aircraft Holding Company, Inc., its sole member, and Midway
                 Airlines Corporation, as Assignee.

10.148           [Intentionally Omitted]

10.149*(830)     Credit Agreement, dated as of March 31, 2000, between Reedy
                 Creek Investments, LLC and Midway Airlines Corporation.

10.150(830)      Revolving Credit Note dated March 31, 2000 by Midway Airlines
                 Corporation in favor of Reedy Creek Investments, LLC.

23               Consent of Independent Auditors

24(oo)           Powers of Attorney of Certain Officers and Directors of the
                 Company.

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

# Filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
## Filed as Exhibit to the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1999.
### Filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(830) Filed as Exhibit to the Company's Current Report on Form 8-K dated March 31, 2000.
X Exhibit containing differences filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(oo) Filed as Exhibit to the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2000.
XX Exhibit containing differences filed as Exhibit to the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2000.