Form 10-Q
period 2001-03-31
MIDWAY AIRLINES CORP
filed 2001-05-15
CIK 946323

10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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

                            Yes   X      No
                               ------      ------

As of May 12, 2001 there were 15,174,755 shares of Common Stock, $.01 par value, of the registrant outstanding.

                           MIDWAY AIRLINES CORPORATION
                                    FORM 10-Q

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS
                              Midway Airlines Corporation and Subsidiary
                                     Consolidated Balance Sheets
                                         (Dollars in thousands)

                                                                                       March 31,     December 31,
                                                                                         2001            2000
                                                                                      -----------    -----------
                                                                                      (Unaudited)     (Audited)
                                                                                      ----------     -----------
ASSETS
Current assets:
        Cash and cash equivalents                                                      $29,129        $39,398
        Restricted cash                                                                 23,382         18,425
        Accounts receivable:
            Credit cards and travel agencies                                            10,358          8,224
            Other (net)                                                                  1,747          1,811
        Inventories                                                                      4,867          4,318
        Deferred income tax asset                                                        2,634          2,634
        Prepaids and other                                                              12,572         13,750
                                                                                     -----------    -----------

Total current assets                                                                    84,689         88,560
Equipment and property:
        Flight                                                                         147,830        145,710
        Other                                                                           19,826         18,330
        Less accumulated depreciation and amortization                                 (28,427)       (25,613)
                                                                                     -----------    -----------

Total equipment and property, net                                                      139,229        138,427
Other noncurrent assets:
        Equipment and aircraft purchase deposits                                       100,345        111,715
        Aircraft lease deposits and other                                               16,456         10,139
                                                                                     -----------    -----------
Total other noncurrent assets                                                          116,801        121,854
                                                                                     -----------    -----------

Total assets                                                                          $340,719       $348,841
                                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                               $19,049        $22,382
        Accrued expenses                                                                 6,877          6,720
        Accrued income and excise taxes                                                  2,727          2,288
        Advance ticket sales                                                            44,124         38,701
        Other current liabilities                                                       14,897         15,205
        Related party line of credit, current portion                                   10,000              -
        Current maturities of long-term debt and capital lease obligations               6,445          6,382
                                                                                     -----------    -----------
Total current liabilities                                                              104,119         91,678
Noncurrent liabilities:
        Long-term debt and capital lease obligations                                   140,652        152,810
        Deferred income tax liability                                                    2,634          2,634
                                                                                     -----------    -----------
Total noncurrent liabilities                                                           143,286        155,444
                                                                                     -----------    -----------
Total liabilities                                                                      247,405        247,122
Stockholders' equity:
        Preferred stock, $0.01 par value; 12 million shares authorized; none
            issued and outstanding                                                           -              -
        Common stock, $0.01 par value; 25 million shares authorized; 15,174,755
           shares issued and outstanding at December 31, 2000 and March 31, 2001           152            152
        Additional paid-in capital                                                      88,304         88,359
        Retained earnings ($51.1 million of accumulated deficit eliminated
            in the quasi-reorganization as of June 30, 1997)                             4,858         13,208
                                                                                     -----------    -----------
Total stockholders' equity                                                              93,314        101,719
                                                                                     -----------    -----------
Total liabilities and stockholders' equity                                            $340,719       $348,841
                                                                                     ===========    ===========

                   Midway Airlines Corporation and Subsidiary
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   For the Three Months Ended March 31,
                                                        ----------------------------------------------------------
                                                          2001             2000           Favorable (Unfavorable)
                                                          ----             ----           -----------------------
                                                                                          Variance      Variance %
                                                                                          --------      ----------
   Operating revenues:
      Passenger                                         $74,790          $58,072         $16,718            29%
      Cargo                                                 575              604             (29)           (5%)
      Contract and other                                  2,769            1,668           1,101            66%
                                                         ------           ------          ------            ---

   Total revenues                                        78,134           60,344          17,790            29%

   Operating expenses:
      Wages, salaries and related costs                  17,732           11,511          (6,221)          (54%)
      Aircraft fuel                                      14,342           10,034          (4,308)          (43%)
      Aircraft and engine rentals                        16,742           10,807          (5,935)          (55%)
      Passenger related costs                             8,899            6,691          (2,208)          (33%)
      Reservations and sales                              6,506            6,605              99             1%
      Commissions                                         3,937            3,797            (140)           (4%)
      Maintenance, materials and repairs                  4,869            3,326          (1,543)          (46%)
      Other rentals and landing fees                      3,715            3,431            (284)           (8%)
      Depreciation and amortization                       3,371            2,338          (1,033)          (44%)
      Other                                               5,957            3,986          (1,971)          (49%)
      Equipment retirement charges                            -            9,163           9,163            NMF
                                                         ------            -----          ------            ---

   Total operating expenses                              86,070           71,689         (14,381)          (20%)

   Operating loss                                        (7,936)         (11,345)          3,409            30%
   Other income (expense):
      Interest income                                       742              336             406           121%
      Interest expense                                   (1,156)          (1,185)             29             2%
                                                         -------          -------            ---            --

   Total other expense                                     (414)            (849)            435            51%
                                                          -----            -----            ----           ---

   Loss before income taxes                              (8,350)         (12,194)          3,844            32%
   Income tax benefit                                         -           (4,634)         (4,634)         (100%)
                                                          -----            -----           -----           ----

   Net loss                                             ($8,350)         ($7,560)          ($790)          (10%)
                                                        =======          =======           =====           ====
   Basic loss per share:
      Net loss                                           ($0.55)          ($0.88)
                                                        =======          =======
      Weighted average shares used in
         computing basic loss per share              15,174,755        8,608,426
                                                     ==========        =========

   Diluted  loss per share:
      Net loss                                           ($0.55)          ($0.88)
                                                        =======          =======
      Weighted average shares used in
         computing diluted loss per share            15,174,755        8,608,426
                                                     ==========        =========

                   Midway Airlines Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                  For the Three Months Ended March 31,
                                                                  ------------------------------------

Operating activities                                                    2001                2000
--------------------                                                    ----                ----
Net loss                                                             ($8,350)            ($7,560)
Adjustments to reconcile net loss to net cash used in operating activities:
    Operating activities:
    Depreciation and amortization                                      3,371               2,338
    Gain on sale of assets                                               (53)                  -
    Deferred income taxes                                                  -              (4,634)
    Other non-cash items                                                   -                 160
    Amortization of discount on debt                                      93                 437
    Changes in operating assets and liabilities:
      Restricted cash                                                 (4,957)             (7,453)
      Accounts receivable                                             (2,070)             (3,137)
      Inventories                                                       (549)                141
      Prepaids and other                                               1,085                (243)
      Aircraft lease deposits and other                               (6,369)             (3,803)
      Accounts payable and accrued expenses                           (3,176)               (135)
      Accrued income and excise taxes                                    439                 703
      Advance ticket sales                                             5,423               9,758
   Other current and noncurrent liabilities                             (760)              9,202
                                                                        -----              -----
Net cash used in operating activities                                (15,873)             (4,226)

Investing activities
--------------------
Sale of short-term investments                                             -                 545
Purchase of equipment and property                                    (3,975)             (4,603)
Proceeds from sale of equipment and property                             451                   -
Aircraft and equipment purchase deposits                              (7,926)             (8,438)
Refund of aircraft and equipment purchase deposits                     8,966                 207
                                                                       -----                 ---
Net cash used in investing activities                                 (2,484)            (12,289)

Financing activities
--------------------
Issuance of common and preferred stock                                     -                  44
Stock issuance costs                                                     (55)                  -
Proceeds from issuance of long-term debt                                 254                   -
Proceeds from line of credit                                          10,000              15,000
Repayment of long-term debt and capital lease obligations             (2,111)             (2,054)
                                                                     -------             -------
Net cash provided by financing activities                              8,088              12,990

Decrease in cash and cash equivalents                                (10,269)             (3,525)
Cash and cash equivalents at beginning of period                      39,398              27,351
                                                                      ------              ------

Cash and cash equivalents at end of period                           $29,129              23,826
                                                                     =======              ======

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                         $4,040              $3,391
                                                                      ======              ======

Income taxes paid                                                       $107                 $11
                                                                        ====                 ===

SCHEDULE OF NON-CASH ACTIVITIES:

Debt issued for aircraft purchase deposits                            $9,910              $8,223
                                                                      ======              ======

Issuance of debt and capital leases for equipment purchases              $ -              $2,065
                                                                         ===              ======

Accounts receivable from lessor offset against long-term
    note payable to lessor                                               $ -              $1,313
                                                                         ===              ======

Refund of aircraft purchase deposits applied to                      $20,240                 $ -
    outstanding debt                                                 =======                 ===



                   MIDWAY AIRLINES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
   (Information as of March 31, 2001 and for the three months ended
                     March 31, 2001 and 2000 is unaudited)

1.      Basis of Presentation


The unaudited interim consolidated financial statements included herein have been prepared by Midway Airlines Corporation and Susidiary ("Midway" or the "Company") in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. The results of operations for any interim period presented are not necessarily indicative of the results to be expected for any other period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain reclassifications have been made in the prior year's financial statements to conform to the current year presentation.

2.      Significant Accounting Policies and Other Matters

Use of Estimates and Assumptions

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during those reporting periods. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. As of March 31, 2001 and December 31, 2000, approximately $23.4 million and $18.4 million, respectively, of cash and cash equivalents were restricted as to withdrawal; these funds serve as collateral to support letters of credit, collateral for the difference between the coupon rate on the Enhanced Equipment Trust Certificates (the "EETCs") issued in September 2000 and the interest rate being earned on the funds prior to the delivery of each aircraft financed with the proceeds of the EETCs, and a credit card holdback, and are classified as restricted cash in the consolidated balance sheets.

Capitalized Interest

Interest on aircraft purchase deposits was capitalized at an amount approximating the Company's incremental borrowing rate for similar type assets. All unreimbursed capitalized amounts are amortized over the term of the respective service life of the related equipment. Capitalized interest totaled $2.1 million and $1.9 million for the three months ended March 31, 2001 and 2000, respectively.

3.      Loss Per Share of Common Stock

The following table sets forth the computation of basic and diluted loss per share:

                                                        Three months ended
                                                             March 31,
                                                             ---------
                                                   2001 (1)        2000 (1)
                                                   --------        --------
Numerator:
   Net loss (2)                                     $(8,350,000)   $(7,560,000)

Denominator:
   Denominator for basic loss per
    share - weighted average shares                  15,174,755      8,608,426
    Effect of dilutive securities:
        Employee stock options                           -               -
         Warrants                                        -               -
   Dilutive potential common shares                      -               -
                                                   --------------- -------------
Denominator for diluted loss per
   share - adjusted weighted average shares and      15,174,755      8,608,426
                                                   =============== =============
   Assumed conversions

Basic loss per share                                  ($0.55)         ($0.88)
Diluted loss per share                                ($0.55)         ($0.88)


(1) Options and warrants to purchase 1,507,777 and 1,523,706 shares of common stock were outstanding during the three months ended March 31, 2001 and 2000, respectively, but were not included in the computation of loss per share because the Company was in a net loss position, and, therefore, their effect would have been anti-dilutive.
(2)     Numerator for basic and diluted loss per share.

4.      Debt

The Company received a $30 million revolving credit facility on March 31, 2000, provided by an entity owned by the Company's two principal stockholders, James
H. Goodnight and John P. Sall. Pursuant to the terms of this credit facility, the Company was obligated to undertake a rights offering of common stock. Amounts borrowed and outstanding under this credit facility in excess of $10 million, if any, had to be repaid and the remaining available loan commitment reduced to $10 million on the earlier of September 30, 2000 or the date on which the Company completed the rights offering, which was completed on July 26, 2000. The credit facility carries a variable interest rate based on LIBOR plus 3% payable monthly, and a commitment fee of 0.5% on the average daily unused balance payable quarterly. As of March 31, 2001, there was an outstanding balance of $10 million due under the credit facility. The outstanding balance of all loans made under this credit facility is due and payable on March 31, 2002.

On August 11, 2000 the Company closed a financing with a syndicate of banks which have agreed to provide the Company with up to $37.5 million, in the aggregate, to either reimburse the Company for cash pre-delivery deposits previously made pursuant to its purchase agreement with The Boeing Company or to make pre-delivery deposits that become due under such agreement. As of March 31, 2001, $36.7 million has been drawn under the pre-delivery deposit financing and is included in long-term debt on the consolidated balance sheet. The related deposits are reflected in equipment and aircraft purchase deposits on the consolidated balance sheet at March 31, 2001. As of May 12, 2001, the amounts drawn under this agreement total $36.4 million. In addition, another lender has provided pre-delivery deposit financing of up to $37.9 million in conjunction with the bank consortium. As of March 31, 2001, $35.9 million has been borrowed under this agreement and is included in long-term debt and equipment and aircraft purchase deposits on the consolidated balance sheet. As of May 12, 2001, $33.7 million is outstanding under this agreement. Under both agreements, interest is based on LIBOR plus a margin and is payable monthly. The interest paid is capitalized in flight equipment on the consolidated balance sheet as of March 31, 2001. When each aircraft delivers, the permanent financing of such aircraft repays the lenders and the Company for all pre-delivery deposits previously paid by or on behalf of the Company.

5.      Commitments and Contingencies

Aircraft Commitments:

As of March 31, 2001, the Company has firm orders for two additional newly manufactured CRJs, both of which are scheduled to be delivered in 2001 and firm orders to purchase ten additional 737s with deliveries scheduled to end in 2002. The Company has also agreed to lease four additional 737s. The Company has options to acquire ten additional 737s. To support its operations, the Company has acquired two spare Rolls Royce Tay 650-15 engines for the F100 fleet, and two General Electric CF34-3B1 spare engines to support the CRJ fleet. The Company intends to acquire up to four CFM 56-7B spare engines to support the operation of the 737 fleet. The mix of its fleet between 98-seat F100s, 50-seat CRJs, 128-seat 737s and 120-seat 737s should allow the company to meet expected passenger volumes while maintaining a competitive cost structure, and should enhance its ability to more efficiently match its aircraft to its route network requirements.

As of March 31, 2001, the Company leased six Fokker F100s including two which it intends to remove from service in the second quarter of 2001. In December 1999, the Company settled a pending lawsuit with the lessor of four Fokker F100 aircraft previously operated by the Company. As a result of this settlement, the Company recorded a pre-tax charge of approximately $700,000 during the fourth quarter of 1999 and obtained an option to terminate leases on four other F100s. In February 2000, the Company exercised this option to terminate the leases on these four F100s prior to their scheduled lease expirations in 2003 and 2004, resulting in a revised scheduled return date of these aircraft in the first half of 2001. The Company is required to pay the lessor $2.125 million upon the termination of each of these four leases, of which $4.25 million was paid in the first quarter of 2001 with the return of two aircraft and $4.25 million will be paid in the second quarter of 2001 with the return of the remaining two aircraft. In addition, the Company is required to perform certain maintenance tasks on these aircraft prior to their return. During the three months ended March 31, 2000, the Company recorded $9.2 million in equipment retirement charges related to the exercise of this option. As of March 31, 2001, the Company has recorded liabilities of $4.6 million related to the lease termination penalties and related expenses.

Pursuant to a March 1995 purchase agreement, the Company is obligated to purchase four Airbus A320 aircraft with deliveries in 2005 and 2006. The purchase of the A320s no longer fits with its current strategy. The Company is considering several alternatives with respect to the A320s, including restructuring its agreements with Airbus or transferring its positions. Amounts that the Company may owe to the manufacturers in connection with such restructurings or transfers have not yet been negotiated or determined and will, in any event, depend upon market conditions.

Other Contingencies:

The Company's pilots, fleet service (ramp) agents, and flight attendants are represented by labor unions. The pilots' representative, the Air Line Pilots Association ("ALPA"), was elected in December 1997; the ramp employees' representative, International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), was elected in June 1998; and the flight attendants' representative, the Association of Flight Attendants, AFL-CIO ("AFA") was elected in December 1998. Prior to those dates, none of the Company's employees were represented by a union. The Company's pilots ratified a collective bargaining agreement with the Company which became effective on April 1, 2000. The fleet service employees ratified a collective bargaining agreement with the company that became effective on January 16, 2001. Negotiations with the AFA have not yet concluded.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL DATA INCLUDED IN THE COMPANY'S ANNUAL REPORT FILED ON FORM 10-K.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

OVERVIEW

Results of Operations

For the three months ended March 31, 2001, the Company's net loss was $8.4 million. Revenue for the three months ended March 31, 2001 was up 29% over the three months ended March 31, 2000 to $78.1 million. Fuel prices have continued to be up significantly in the three months ended March 31, 2001 from the three months ended March 31, 2000. Fuel expense increased $4.3 million, or 43%, in the three months ended March 31, 2001, mainly due to the 8% increase in liquid fuel price per gallon to 86 cents from 80 cents and a 34% increase in gallons of fuel consumed due to increased number of flights. The Company continues to incur significant growth-related costs, primarily in the area of employee hiring and training, especially as it relates to pilots and the expansion of the fleet. These costs will continue throughout the year, but are expected to begin to moderate as the growth slows in 2002 as all the aircraft currently on order are delivered and placed in service.

Unusual Items

Three months ended March 31, 2000

o The Company recorded an equipment retirement charge of $9.2 million ($5.8 million after taxes) related to the prospective termination of four aircraft leases to be terminated during the first half of 2001 instead of in 2003 and 2004 as originally scheduled.

           Selected Operating Data

                                                        For the Three Months Ended March 31,

                                                                            Favorable (Unfavorable)
                                                                            -----------------------
                                                     2001        2000       Variance    Variance %
                                                     ----        ----       --------    ----------
Available Seat Miles ("ASMs") (thousands)          705,951    464,217          241,824    52.1%
Revenue Passenger Miles ("RPMs") (thousands)       447,208    310,823          136,385    43.9%
Load Factor                                          63.3%      67.0%        (3.7) pts    (5.5%)
Breakeven Passenger Load Factor (1)                  70.4%      70.5%          0.1 pts     0.1%
Departures                                          16,954     14,491            2,463    17.0%
Block Hours                                         28,512     22,192            6,320    28.5%
Passenger Revenue per ASM (cents)                    10.59      12.51           (1.92)   (15.3%)
Passenger Yield (cents)                              16.72      18.68           (1.96)   (10.5%)
Average Fare                                           $94        $93               $1     1.0%
Operating Cost per ASM (cents) (1)                   12.19      13.47             1.28     9.5%
Total  Cost per ASM (cents)                          12.25      13.65             1.40    10.3%
Onboard Passengers                                 796,034    621,319          174,715    28.1%
Average Seats per departure                             72         66                6     9.1%
Average Stage Length (miles)                           517        459               58    12.6%
Aircraft (average during period)                      37.8       29.0              8.8    30.3%
Aircraft Utilization (hours per day)                   8.4        8.4              0.0     0.0%
Fuel Price per Gallon (cents) (2)                       86         80                6     7.5%

(1)  Excludes equipment retirement charges
(2)  Excludes taxes and into-plane fees

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Capacity. In the three months ended March 31, 2001, the Company produced 706 million ASMs, an increase of 242 million or 52% from the three months ended March 31, 2000. The increase in ASM production was attributable to 17% more departures (to 16,954), a 13% increase in average stage length (to 517 miles) and a 9% increase in average seats per departure (to 72). These changes resulted from the change in the Company's fleet (see below) and changes in schedules and routes.

                                             As of March 31,
                  Aircraft                2001            2000
                  --------                ----            ----
        F100 (98 seats)                     6               8
        CRJ (50 seats)                     24              21
        Boeing (120 or 128 seats)           9               2
                                           --              --
                                           39              31

Operating Revenues. The Company's operating revenues increased 29% to $78.1 million for the three months ended March 31, 2001 from $60.3 million for the three months ended March 31, 2000. The increase is attributable to a 28% increase in the number of passengers boarded to 796 thousand from 621 thousand in addition to a slight increase in the average fare. Passenger revenue per ASM decreased 15% to 10.59 cents per ASM due a 52% increase in capacity but only a 28% increase in passengers, resulting in a 3.7 percentage point decrease in load factor to 63.3% and an 11% decrease in passenger yield (revenue per RPM) to
16.72 cents. Cargo revenue decreased 5% to $575 thousand for the three months ended March 31, 2001 from $604 thousand for the three months ended March 31, 2000. The decrease is due to a 31% decrease in freight pounds carried partially offset by an 8.2% increase in mail pounds carried during the three months ended March 31, 2001. Other revenue increased 66% to $2.8 million for the three months ended March 31, 2001 from $1.7 million for the three months ended March 31, 2000, due to increases in administrative fee revenue and charter revenue.

Operating Expenses. The Company's operating expenses increased 20% to $86.1 million for the three months ended March 31, 2001 from $71.7 million for the three months ended March 31, 2000. Total expenses increased primarily due to increases in number of flights, employees, wages, fuel, aircraft rentals and passenger related costs. Excluding the one-time equipment retirement charges in 2000, total operating expense per ASM decreased 10% to 12.19 cents from 13.47 cents. This was due to the introduction of new, cost -efficient Boeing 737-700s, the increase in average stage length and cost reduction efforts.

                                                                    Three Months Ended March 31,
                                                             2001                                2000
                                                             ----                                ----
                                                  Percent of       Cost per           Percent of         Cost per
                                                 Total Expenses   ASM (Cents)       Total Expenses     ASM (Cents)
                                                 --------------   -----------       --------------     -----------
Operating expenses:
     Wages, salaries and related costs               20.5%           2.51                15.9%             2.48
     Aircraft fuel                                   16.6            2.03                13.8              2.16
     Aircraft and engine rentals                     19.3            2.37                14.9              2.33
     Passenger related costs                         10.3            1.26                 9.2              1.44
     Reservation and sales                            7.5            0.92                 9.1              1.42
     Commissions                                      4.6            0.56                 5.3              0.82
     Maintenance, materials and repairs               5.6            0.69                 4.6              0.72
     Other rentals and landing fees                   4.3            0.53                 4.7              0.74
     Depreciation and amortization                    3.9            0.48                 3.2              0.50
     Other                                            6.9            0.84                 5.5              0.86
                                                      ---            ----                 ---              ----

Subtotal operating expenses before
        equipment retirement charges                 99.5           12.19                86.2             13.47

        Equipment retirement charges                  -                -                 12.6              1.97
                                                      ---             ---                ----              ----

Total operating expenses                             99.5           12.19                98.8             15.44

Other expenses                                        0.5            0.06                 1.2              0.18
                                                      ---            ----                 ---              ----

Total expenses                                      100 %           12.25                100%             15.62
                                                    =====           =====                ====             =====

Wages, salaries and related costs increased $6.2 million or 54% to $17.7 million for the three months ended March 31, 2001 from $11.5 million for the three months ended March 31, 2000. The increase is attributable to average headcount increases in the flight crew of 43% and in the non-flight personnel of 36% to support the increased fleet and operations, combined with 51% and 40% increases in paid regular hours for the two workgroups, increases in the average rate paid per hour, and the payroll taxes and benefits associated with the increased wages. In the quarter ended March 31, 2001, the Company paid a 401k match for the pilots pursuant to the collective bargaining agreement which was ratified effective April 1, 2001. Wages, salaries and related costs per ASM increased 1% to 2.51 cents. The increase in unit costs reflects the items noted above as well as the changes noted in "Capacity".

Aircraft fuel expense increased 43% to $14.3 million for the three months ended March 31, 2001 from $10.0 million for the three months ended March 31, 2000. The increase was due to an 8% increase in the average liquid fuel price per gallon to 86 cents from 80 cents, and a 34% increase in gallons of fuel consumed due to the 17% increase in number of flights and the 29% increase in block hours. Aircraft fuel expense per ASM decreased 6% to 2.03 cents driven by more fuel efficient aircraft and the 13% increase in stage length.

Aircraft and engine rental expense increased 55% because of the 40% increase in average leased aircraft during the three months ended March 31, 2001, including a 350% increase in the average number of 737 aircraft from 2 to 9, and a 30% increase in the average number of leased CRJ aircraft from 15 to 19, partially offset by the return of two F100 aircraft to the lessor in the three months ended March 31, 2001. Aircraft and engine rental expense per ASM increased only slightly because of the 586% increase in ASMs flown by the 737s, which have a lower cost per ASM than either of the other two aircraft types.

Passenger related costs increased 33% to $8.9 million for the three months ended March 31, 2001 from $6.7 million for the three months ended March 31, 2000. The increase in expense is attributable to the 28% increase in passengers, as well as an increase in departures, deicing cost increases, and the addition of new destinations in the last 12 months. Passenger related costs per ASM decreased 13% to 1.26 cents from 1.44 cents due to the efficiencies created by the additional capacity and passengers.

Reservations and sales expense decreased 1% to $6.5 million for the three months ended March 31, 2001 from $6.6 million for the three months ended March 31, 2000. The decrease in expense is attributable to a 60% decrease in print media, a 93% decrease in sponsorships, and a 61% decrease in reward miles expense due to a $0.4 million refund of excise taxes paid, partially offset by a 19% increase in CRS (computer reservation service) fees from the 28% increase in passengers boarded, and a 28% increase in credit card discount fees from the 29% increase in passenger revenue. Reservations and sales expense per ASM decreased 35% to 0.92 cents from 1.42 cents.

Commission expense increased 4% to $3.9 million for the three months ended March 31, 2001 from $3.8 million for the three months ended March 31, 2000. This was due to a 41% increase in agency-generated revenues partially offset by reduction in average commission paid. Commission expense per ASM decreased 31.7% to 0.56 cents from 0.82 cents, primarily driven by the reduction in commission rate paid and partially offset by an increase in travel agency revenues as a percentage of passenger revenue to 78% from 71%.

Maintenance, materials and repairs expense increased 46% to $4.9 million for the three months ended March 31, 2001 from $3.3 million in the three months ended March 31, 2000. The expense increase is largely attributable to the 29% increase in block hours and the number of aircraft resulting in increases in purchased maintenance expense, maintenance reserves expense, and heavy maintenance costs; there was also an increase in aircraft damage expense. Maintenance, materials and repairs expense per ASM decreased 4% to 0.69 cents from 0.72 cents.

Other rentals and landing fees expense increased 8% to $3.7 million for the three months ended March 31, 2001 from $3.4 million for the three months ended March 31, 2000 due to the increased number of landings and added gates and destinations, partially offset by savings in slot rentals as a result of the passage of the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century ("AIR-21"), which allowed the Company to obtain fifteen slots at LaGuardia Airport and two slots at Ronald Reagan Washington National Airport without cost. Prior to AIR-21, the Company paid $112 thousand per month for its slots at Laguardia Airport and $30 thousand per month for two of its slots at Ronald Reagan Washington National Airport. Other rentals and landing fees expense per ASM decreased 28% to 0.53 cents from 0.74 cents.

Depreciation and amortization expense increased 44% to $3.4 million for the three months ended March 31, 2001 from $2.3 million for the three months ended March 31, 2000. Depreciation and amortization expense per ASM decreased 4% to
0.48 cents from 0.50 cents in the three months ended March 31, 2000. Significant acquisitions for the three months ended March 31, 2001 included parts for the 737-700 fleet, F100 fleet, and CRJ fleet, computer equipment and leasehold improvements at the Company's hub at RDU.

Other operating expense increased 49% to $6.0 million for the three months ended March 31, 2001 from $4.0 million for the three months ended March 31, 2000. Other operating expenses consist primarily of pilot training expenses, other flight crew related expenses, general and administrative expenses and insurance. The increase in expense is attributable to the 43% increase in flight crew personnel, a 17% increase in departures, and to the 28% increase in passengers. Other operating expense per ASM decreased 2% to 0.84 cents from 0.86 cents.

Interest income increased 121% to $0.7 million for three months ending March 31, 2001 due to higher average cash balances. Interest expense remained stable. Net interest expense per ASM for the three months ending March 31, 2001 was 0.06 cents compared to net interest expense per ASM of 0.18 cents in the comparable prior period.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's working capital decreased during the three months ended March 31, 2001 compared to the three months ended March 31, 2000. As of March 31, 2001, the Company had cash, restricted cash, and short-term investments of $52.5 million and a working capital deficit of $19.4 million compared to cash, restricted cash, and short-term investments of $41.9 million and working capital deficit of $9.4 million as of March 31, 2000. Restricted cash consists of funds which serve as collateral to support letters of credit and a credit card holdback, and collateral for the difference between the coupon rate on the Enhanced Equipment Trust Certificates (the "EETCs") issued in September 2000 and the interest rate being earned on the funds prior to the delivery of each aircraft financed with the proceeds of the EETCs. During the three months ended March 31, 2001, cash, restricted cash, and short-term investments decreased $5.3 million, reflecting net cash used in operating activities of $10.9 million (excluding changes in restricted cash), net cash used in investing activities of $2.5 million and net cash provided by financing activities of $8.1 million. During the three months ended March 31, 2001, net cash used in operating activities was primarily due to the $8.4 million loss and increases in aircraft lease deposits and decreases in accounts payable, partially offset by depreciation and amortization and increased advance ticket sales; net cash used in investing activities was due to purchases of equipment and property; and net cash provided by financing activities was due to proceeds from the line of credit, partially offset by repayment of long-term debt.


CAPITAL EXPENDITURES

The Company's capital expenditures in the three months ended March 31, 2001 and 2000 were $4.0 million and $4.6 million, respectively. Of these expenditures in the years ended March 31, 2001 and 2000, respectively, $0 and $2.1 million were financed through borrowings.

As of May 12, 2001, the Company has in place firm orders to purchase two additional newly manufactured CRJs, both of which are scheduled to be delivered by December 2001 and nine additional newly manufactured 737s, all of which are scheduled to be delivered by October 2002. As of May 12, 2001, the Company's total aircraft purchase obligations amount to approximately $359 million, $179 million of which is scheduled for payment in 2001 and the remainder in 2002. In addition, prior to March 2002, the Company must purchase three CRJs which are currently being operated by the Company under interim leases with an affiliate of the manufacturer of these aircraft. Prior to delivery of each 737 on firm order, the Company must make pre-delivery deposit payments totaling 30% of the estimated purchase price of each such 737. Pre-delivery deposit payments that must be made on 737 aircraft after May 12, 2001 total approximately $21.5 million in 2001 and approximately $6.5 million in 2002. The Company made all required pre-delivery deposit payments to Bombardier, Inc. in respect of the two CRJs remaining on firm order. The Company has already acquired two General Electric CF 34-3B1 spare engines, and intend to acquire up to three additional GE CF 34 spare engines to support the operation of its CRJ aircraft. The Company intends to purchase up to four CFM 56-7B spare engines to support the operation of its 737 aircraft. The Company anticipates 2001 capital expenditures for items such as office equipment, aircraft rotable parts and facility improvements to approximate $17.8 million, of which approximately $2.2 million is contractually obligated.

CAPITAL RESOURCES

The aircraft and spare engine capital expenditures described above exceed the Company's internal capital resources and accordingly, the Company has been and will be required to obtain capital from external sources. In furtherance thereof, in July 2000 the Company raised approximately $34 million before expenses as a result of its issuance of 6,561,163 new shares of common stock pursuant to a rights offering. Approximately $5.0 million of the proceeds of the offering were used to repay amounts outstanding under a $30 million revolving credit facility provided by an entity owned by the Company's two principal stockholders, James H. Goodnight, Ph.D. and John P. Sall. As a result of the completion of the rights offering and in accordance with the terms of a revolving credit facility, the commitment under this facility was reduced to $10 million. The balance owed at March 31, 2001 was $10 million, all of which had been repaid as of May 12, 2001. In August 2000 the Company closed a financing (the "Deposit Financing") with a syndicate of lenders which have agreed to provide the Company with up to $75.4 million, in the aggregate, to either reimburse the Company for cash pre-delivery deposits previously made with respect to eleven of the 737 aircraft on firm order or to make pre-delivery deposits that become due. Subject to satisfaction of certain conditions, amounts may be drawn under the Deposit Financing through June 2002 as pre-delivery deposit payments become due with respect to such aircraft. All amounts drawn under the Deposit Financing must be repaid not later than December 31, 2002. The interest rate payable on amounts borrowed under the Deposit Financing is a variable rate based upon LIBOR plus a margin. A commitment fee is also payable on certain amounts not drawn under the Deposit Financing. The Company's obligations under the Deposit Financing are secured by its rights with respect to eleven aircraft under its aircraft purchase agreement with The Boeing Company. As the aircraft that are the subject of the Deposit Financing are purchased and permanent leveraged lease financings are completed for 100% of the purchase price, the Company obtains a reimbursement of the portion of the pre-delivery deposits it had made from internal sources with respect to such aircraft or the lenders receive payment of the outstanding borrowings, which, in turn, makes additional amounts available for borrowing under the Deposit Facility. Thus, assuming the completion of leveraged lease financings for which the Company has already obtained commitments as described below, amounts available for future borrowing under the Deposit Facility will allow the Company to meet its pre-delivery deposit payment obligations to The Boeing Company. Amounts outstanding under the Deposit Financing at March 31, 2001 were $72.6 million and amounts outstanding under the Deposit Financing as of May 12, 2001 were $70.1 million.

The Company expects to use leveraged lease financing to acquire fourteen of the fifteen 737s on firm order. The debt portion of a leveraged lease financing for the 737s on firm order represents approximately 80% of the Company's purchase price of the aircraft plus certain costs associated with the financings. The equity portion of a leveraged lease financing represents the remainder of the Company's purchase price of the aircraft plus such other associated costs. Through this leveraged lease financing structure the Company expects to obtain financing for 100% of its costs to purchase the 737 aircraft on firm order.

To date, the Company has obtained commitments from third parties to provide financing for the equity portion of the leveraged lease for 14 of these aircraft and to provide financing for the debt portion of a leveraged lease on all 15 of these aircraft. The

Company is seeking a commitment for the equity portion of a leveraged lease financing or purchase on the one uncommitted aircraft. Specifically, in September 2000, trusts that the Company formed completed a private offering of $197,572,000 of debt certificates to be used as the debt portion of leveraged lease transactions for the first eight 737s on firm order. The trusts used the proceeds of the sale of these debt certificates to purchase promissory notes from an entity formed by a third party providing the equity portion of the financing. This new entity uses the debt and equity proceeds to purchase an aircraft which it then leases to the Company. This new entity uses the rental payments to pay principal and interest on the promissory notes purchased by the trusts, which uses these funds to then pay principal and interest on the debt certificates. These debt certificates are not direct obligations of, or guaranteed by, Midway and therefore are not included in its financial statements. As of May 12, 2001, the Company completed leveraged lease financings for the first six of its 737s on firm order. The Company has obtained a commitment from an investor to provide the equity portion of a leveraged lease transaction for two additional 737s. With respect to the remaining seven 737s on firm order, the Company has obtained a commitment from the manufacturer to finance the debt portion of a leveraged lease or the debt portion of a secured financing with respect to all of these aircraft and to finance the equity portion of same with respect to six of these aircraft. With respect to the one 737 aircraft on firm order for which the Company has not yet obtained a commitment to finance all of the Company's cost to purchase such aircraft, the Company intends to seek a commitment from a third party to finance the equity portion of a leveraged lease or secured financing for such aircraft. If the Company does not obtain such a commitment, the Company's cost to provide the equity portion of such a financing from internal sources would approximate $6.5 million.

With respect to the two newly manufactured CRJs which are scheduled for delivery in September and December 2001, the Company has made all of the required pre-delivery deposit payments in respect thereof using cash from internal sources and the Company hopes to arrange a combination of third party debt and/or leveraged lease financing for these aircraft, but have not yet obtained commitments in respect thereof. With respect to the three CRJs on interim lease which the Company must purchase prior to March 2002, the Company hopes to arrange a combination of third party debt and/or leveraged lease financing for the acquisition of these aircraft, but have not yet obtained commitments in respect thereof.

OTHER FINANCING

The Company has significant lease obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from less than one year to approximately eighteen years. The Company's total rent expense for the three months ended March 31, 2001 and 2000 under all non-cancelable aircraft operating leases was approximately $16.7 million and $10.8 million, respectively. The Company is also obligated to pay $2,125,000 upon the termination of each of four F100 aircraft leases, of which $4,250,000 was paid in the first quarter of 2001 in connection with the return of two of these F100s and $4,250,000 of which is payable in the second quarter of 2001 in connection with the return of the other two of these F100s.

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

Fluctuations in the cost and availability of materials, fuel, equipment and labor, including the continued availability of landing slots at New York's LaGuardia Airport and Ronald Reagan Washington National Airport and gates at certain airports.

The Company's inability to complete the financings necessary to purchase new aircraft.

Change in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws.

Unexpected delays in the delivery of new aircraft now scheduled for delivery in 2001 and 2002.

General economic conditions which affect the level of business and leisure travel.

Interest rate fluctuations and other capital market conditions.

The reliance on a limited number of markets and the ability to enter and develop new markets.

The effectiveness of and availability of resources to support advertising, marketing and promotional programs.

The uncertainties of litigation and/or administrative proceedings.

Adverse weather conditions, which could effect the Company's ability to operate.

The Company's significant dependence on the Raleigh-Durham Market.

The effect of termination of the Company's participation in American Airlines AAdvantage (R) frequent flyer program effective May 1, 2001, and commencement of the Company's participation in the Continental Airlines OnePass (R) and Northwest Airlines WorldPerks (R) frequent flyer programs.

Control by existing stockholders.

The Company's indebtedness (including capital lease obligations).

PART II. Other Information

Item 5. Other Information

We have been a partner in the AAdvantage (R) frequent flyer program operated by American Airlines, Inc. since March 1995. Our contract with American to participate in the AAdvantage (R) frequent flyer program terminated on April 30, 2001. We believe that our participation in the AAdvantage (R) program has in the past given us access to a flexible and extremely powerful marketing tool. As of May 1, 2001, we became a participant in Continental Airlines' OnePass (R) frequent flyer program and in Northwest Airlines' WorldPerks (R) frequent flyer program. Our participation in the OnePass (R) and WorldPerks (R) programs is of an indefinite term and will allow passengers on any flight now or hereafter operated in or out of RDU by Midway or its commuter code share partners to earn mileage accrual in either the OnePass (R) or WorldPerks (R) program, which can then be redeemed for travel on flights operated by Midway, Continental Airlines, Northwest Airlines, or any of the other airline partners participating in the OnePass (R) or the WorldPerks (R) programs.


Item 6. Exhibits and Reports on Form 8-K

        a.)     Exhibits

        b.)     Reports on Form 8-K
                None


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Midway Airlines Corporation
                           Registrant


May 15, 2001         By /s/ STEVEN WESTBERG
                           Steven Westberg
                           Executive Vice President and General Manager

10.1* Participation Agreement [N362ML] dated as of October 19, 2000 among Midway Airlines Corporation and First Union Trust Company, National Association as Owner Trustee under the Trust Agreement, Silvermine River Finance One, Inc., ALLFIRST Bank, as indenture trustee under the Indenture, ALLFIRST Bank, as pass-through trustee of three separate Pass-Through Trusts, and ALLFIRST Bank, as subordination agent. Midway Airlines Corporation is a party to four additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.2 Trust Agreement [N362ML], dated as of October 19, 2000 between Silvermine River Finance One, Inc., and First Union Trust Company, National Association, in its individual capacity only as expressly stated therein and otherwise solely as trustee thereunder. There are four additional Trust Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.3* Trust Indenture and Security Agreement [N362ML] dated as of October 19, 2000, between First Union Trust Company, National Association, not in its individual capacity, except as otherwise specifically set forth therein under the Trust Agreement, and ALLFIRST Bank. There are four additional Trust Indenture and Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.4 Indenture Supplement No. 1 [N362ML] dated October 19, 2000, of First Union Trust Company, National Association, as owner trustee under the Trust Agreement [N362ML] dated as of October 19, 2000, between First Union Trust Company, National Association, and the Owner Participant named therein. There are four additional Indenture Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

10.5* Lease Agreement [N362ML], dated as of October 19, 2000, between First Union Trust Company, National Association, as Owner Trustee, the Lessor (as defined therein), and Midway Airlines Corporation. Midway Airlines Corporation is a party to four additional Lease Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.6 Lease Supplement No. 1 [N362ML] dated October 19, 2000, between First Union Trust Company, National Association, as Owner Trustee, except as otherwise provided therein, the Lessor (as defined therein), and Midway Airlines Corporation. Midway Airlines Corporation is a party to four additional Lease Supplement No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

10.7 Purchase Agreement Assignment [N362ML], dated as of October 19, 2000, between Midway Airlines Corporation and First Union Trust Company, National Association as Owner Trustee. Midway Airlines Corporation is a party to four additional Purchase Agreement Assignments which are substantially identical in all material respects except as indicated on the exhibit.

10.8 Engine Warranty Assignment [N362ML], dated as of October 19, 2000 between Midway Airlines Corporation and First Union Trust Company, National Association as Owner Trustee. Midway Airlines Corporation is a party to four additional Engine Warranty Assignments which are substantially identical in all material respects except as indicated on the exhibit.

*Portions have been omitted pursuant to a request for confidential treatment.
 The confidential portions have been separately filed with the Securities and Exchange Commission.