Form 10-Q
period 2001-06-30
MIDWAY AIRLINES CORP
filed 2001-08-22
CIK 946323

                                      10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to___________

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

                            Yes ____X___ No ________

As of August 20, 2001 there were 15,174,755 shares of Common Stock, $.01 par value, of the registrant outstanding.

                           MIDWAY AIRLINES CORPORATION
                                    FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  Midway Airlines Corporation and Subsidiary
                          Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                                                        June 30,       December 31,
                                                                                                          2001            2000
                                                                                                          ----            ----
                                                                                                       (Unaudited)      (Audited)
                                                                                                       -----------      ---------
   ASSETS
   Current assets:
        Cash and cash equivalents                                                                        $ 21,964       $ 39,398
        Restricted cash                                                                                    23,572         18,425
        Accounts receivable:
            Credit cards and travel agencies                                                                9,763          8,224
            Other (net)                                                                                     1,168          1,811
        Inventories                                                                                         6,187          4,318
        Deferred income tax asset                                                                           2,634          2,634
        Prepaids and other                                                                                 10,223         13,750
                                                                                                         --------       --------

   Total current assets                                                                                    75,511         88,560
   Equipment and property:
        Flight                                                                                            149,282        145,710
        Other                                                                                              20,561         18,330
        Less accumulated depreciation and amortization                                                    (31,432)       (25,613)
                                                                                                         --------       --------

   Total equipment and property, net                                                                      138,411        138,427
   Other noncurrent assets:
        Equipment and aircraft purchase deposits                                                           87,906        111,715
        Aircraft lease deposits and other                                                                  16,463         10,139
                                                                                                         --------       --------

   Total other noncurrent assets                                                                          104,369        121,854
                                                                                                         --------       --------

   Total assets                                                                                          $318,291       $348,841
                                                                                                         ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
        Accounts payable                                                                                 $ 21,615       $ 22,382
        Accrued expenses                                                                                    7,358          6,720
        Accrued income and excise taxes                                                                     2,959          2,288
        Advance ticket sales                                                                               45,458         38,701
        Other current liabilities                                                                           5,317         15,205
        Related party line of credit                                                                       10,000              -
        Current maturities of long-term debt and capital lease obligations                                136,611          6,382
                                                                                                         --------       --------

   Total current liabilities                                                                              229,318         91,678
   Noncurrent liabilities:
        Long-term debt and capital lease obligations                                                            -        152,810
        Deferred income tax liability                                                                       2,634          2,634
                                                                                                         --------       --------

   Total noncurrent liabilities                                                                             2,634        155,444
                                                                                                         --------       --------

   Total liabilities                                                                                      231,952        247,122
   Stockholders' equity:
        Preferred stock, $0.01 par value; 12 million shares authorized; none issued and outstanding             -              -
        Common stock, $0.01 par value; 25 million shares authorized; 15,174,755 shares
            issued and outstanding at December 31, 2000 and June 30, 2001                                     152            152
        Additional paid-in capital                                                                         88,304         88,359
        (Accumulated deficit) retained earnings ($51.1 million of accumulated deficit eliminated
            in the quasi-reorganization as of June 30, 1997)                                               (2,117)        13,208
                                                                                                         --------       --------

   Total stockholders' equity                                                                              86,339        101,719
                                                                                                         --------       --------

   Total liabilities and stockholders' equity                                                            $318,291       $348,841
                                                                                                         ========       ========

                  Midway Airlines Corporation and Subsidiary
                     Consolidated Statements of Operations
               (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                                                      For the Three Months Ended June 30,
                                                                      -----------------------------------

                                                             2001             2000           Favorable (Unfavorable)
                                                             ----             ----           -----------------------
                                                                                             Variance      Variance %
                                                                                             --------      ----------
   Operating revenues:
      Passenger                                         $    83,106       $   71,620        $  11,486            16%
      Cargo                                                     680              592               88            15%
      Contract and other                                      2,864            1,729            1,135            66%
                                                        -----------       ----------        ---------          ----

   Total revenues                                            86,650           73,941           12,709            17%
   Operating expenses:
      Wages, salaries and related costs                      19,244           13,693           (5,551)          (41%)
      Aircraft fuel                                          14,732           11,069           (3,663)          (33%)
      Aircraft and engine rentals                            17,323           11,737           (5,586)          (48%)
      Passenger related costs                                 9,378            6,886           (2,492)          (36%)
      Reservations and sales                                  9,209            7,386           (1,823)          (25%)
      Commissions                                             4,026            3,755             (271)           (7%)
      Maintenance, materials and repairs                      4,888            4,273             (615)          (14%)
      Other rentals and landing fees                          4,156            3,369             (787)          (23%)
      Depreciation and amortization                           3,266            2,396             (870)          (36%)
      Other                                                   6,690            6,546             (144)           (2%)
      Equipment retirement charges                              130                -             (130)          NMF
                                                        -----------       ----------        ---------          ----

   Total operating expenses                                  93,042           71,110          (21,932)          (31%)

   Operating (loss) income                                   (6,392)           2,831           (9,223)          NMF
   Other income (expense):
      Interest income                                           416              464              (48)          (10%)
      Interest expense                                         (999)            (875)            (124)          (14%)
                                                        -----------       ----------        ---------          ----

   Total other expense                                         (583)            (411)            (172)          (42%)
                                                        -----------       ----------        ---------          ----

   (Loss) income before income taxes                         (6,975)           2,420           (9,395)         (388%)
   Income tax provision                                           -              920              920           NMF
                                                        -----------       ----------        ---------          ----

   Net (loss) income                                        ($6,975)      $    1,500          ($8,475)          NMF
                                                        ===========       ==========        =========          ====

   Basic (loss) earnings per share:
      Net (loss) earnings                                    ($0.46)      $     0.17
                                                        ===========       ==========
      Weighted average shares used in
         computing basic (loss) earnings per share       15,174,755        8,613,592
                                                        ===========       ==========

   Diluted (loss) earnings per share:
      Net (loss) earnings                                    ($0.46)      $     0.16
                                                        ===========       ==========

      Weighted average shares used in
         computing diluted (loss) earnings per share     15,174,755        9,222,024
                                                        ===========       ==========

                  Midway Airlines Corporation and Subsidiary
                     Consolidated Statements of Operations
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                 For the Six Months Ended June 30,
                                                                 ---------------------------------

                                                       2001              2000              Favorable (Unfavorable)
                                                       ----              ----              -----------------------
                                                                                          Variance        Variance %
                                                                                          --------        ----------
Operating revenues:
   Passenger                                        $    157,896      $   129,692         $ 28,204            22%
   Cargo                                                   1,255            1,196               59             5%
   Contract and other                                      5,633            3,397            2,236            66%
                                                    ------------      -----------         --------          -----

Total revenues                                           164,784          134,285           30,499            23%

Operating expenses:
   Wages, salaries and related costs                      36,976           25,204          (11,772)          (47%)
   Aircraft fuel                                          29,074           21,103           (7,971)          (38%)
   Aircraft and engine rentals                            34,065           22,544          (11,521)          (51%)
   Passenger related costs                                18,277           13,577           (4,700)          (35%)
   Reservations and sales                                 15,715           13,991           (1,724)          (12%)
   Commissions                                             7,963            7,552             (411)           (5%)
   Maintenance, materials and repairs                      9,757            7,599           (2,158)          (28%)
   Other rentals and landing fees                          7,871            6,800           (1,071)          (16%)
   Depreciation and amortization                           6,637            4,734           (1,903)          (40%)
   Other                                                  12,647           10,532           (2,115)          (20%)
   Equipment retirement charges                              130            9,163            9,033            99%
                                                    ------------      -----------         --------          -----

Total operating expenses                                 179,112          142,799          (36,313)          (25%)

Operating loss                                           (14,328)          (8,514)          (5,814)          (68%)
Other income (expense):
   Interest income                                         1,158              800              358            45%
   Interest expense                                       (2,155)          (2,060)             (95)           (5%)
                                                    ------------      -----------         --------          -----

Total other expense                                         (997)          (1,260)             263            21%
                                                    ------------      -----------         --------          -----

Loss before income taxes                                 (15,325)          (9,774)          (5,551)          (57%)
Income tax benefit                                             -           (3,714)          (3,714)          NMF
                                                    ------------      -----------         --------          -----

Net loss                                                ($15,325)         ($6,060)         ($9,265)         (153%)
                                                    ============      ===========         ========          =====

Basic loss per share:
   Net loss                                               ($1.01)          ($0.70)
                                                    ============      ===========
   Weighted average shares used in
      computing basic loss per share                  15,174,755        8,611,007
                                                    ============      ===========

Diluted loss per share:
   Net loss                                               ($1.01)          ($0.70)
                                                    ============      ===========
   Weighted average shares used in
      computing diluted loss per share                15,174,755        8,611,007
                                                    ============      ===========

                  Midway Airlines Corporation and Subsidiary
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                                               For the Six Months Ended June 30,
                                                                               ---------------------------------
                                                                                   2001                2000
                                                                                   ----                ----
           Operating activities
           --------------------
           Net loss                                                              ($15,325)            ($6,060)
           Adjustments to reconcile net loss to net cash (used in)
           provided by operating activities:

              Depreciation and amortization                                         6,637               4,734
              Gain on sale of assets                                                  (97)                  -
              Deferred income taxes                                                     -              (3,714)
              Other non-cash items                                                      -                 160
              Amortization of discount on debt                                        178                 549
              Changes in operating assets and liabilities:
                Restricted cash                                                    (5,147)             (6,035)
                Accounts receivable                                                  (896)             (8,848)
                Inventories                                                        (1,869)                (70)
                Prepaids and other                                                  3,341               3,006
                Aircraft lease deposits and other                                  (6,427)             (1,845)
                Accounts payable and accrued expenses                                (129)               (899)
                Accrued income and excise taxes                                       671               1,071
                Advance ticket sales                                                6,757              13,955
             Other current and noncurrent liabilities                             (11,337)              9,334
                                                                                ---------           ---------
           Net cash (used in) provided by operating activities                    (23,643)              5,338

           Investing activities
           --------------------
           Sale of short-term investments                                               -                 545
           Purchase of equipment and property                                      (5,615)            (10,048)
           Proceeds from sale of equipment and property                               828                  21
           Aircraft and equipment purchase deposits                               (13,834)            (16,899)
           Refund of aircraft and equipment purchase deposits                      18,031                 207
                                                                                ---------           ---------
           Net cash used in investing activities                                     (590)            (26,174)

           Financing activities
           --------------------
           Issuance of common and preferred stock                                       -                  22
           Stock issuance costs                                                       (55)                  -
           Proceeds from issuance of long-term debt                                   254                   -
           Proceeds from related party line of credit                              20,000              30,000
           Repayment of line of credit-related party                              (10,000)            (10,000)
           Repayment of long-term debt and capital lease obligations               (3,400)             (3,412)
                                                                                ---------           ---------
           Net cash provided by financing activities                                6,799              16,610

           Decrease in cash and cash equivalents                                  (17,434)             (4,226)
           Cash and cash equivalents at beginning of period                        39,398              27,351
                                                                                ---------           ---------

           Cash and cash equivalents at end of period                             $21,964             $23,125
                                                                                =========           =========

           SUPPLEMENTAL CASH FLOW INFORMATION:

           Interest paid                                                          $ 6,185             $ 6,843
                                                                                =========           =========

           Income taxes paid                                                      $   136             $    27
                                                                                =========           =========

           SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

           Debt issued for aircraft purchase deposits                             $18,527             $14,400
                                                                                =========           =========


           Issuance of debt and capital leases for equipment purchases            $     -             $ 2,065
                                                                                =========           =========

           Accounts receivable from lessor offset against long-term
                 note payable to lessor                                           $     -             $ 1,313
                                                                                =========           =========

           Refund of aircraft purchase deposits applied to outstanding debt       $38,139             $     -
                                                                                =========           =========

                   MIDWAY AIRLINES CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
   (Information as of June 30, 2001 and for the three and six months ended June
                        30, 2001 and 2000 is unaudited)

1.      Basis of Presentation

The accompanying financial statements as of June 30, 2001 and for the three and six-month periods then ended have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company incurred a net loss for the six months ended June 30, 2001 of $15.3 million. The Company's cash and cash equivalents at June 30, 2001, and its projected 2001 operating cash flows will not be sufficient to allow the Company to satisfy its aircraft purchase indebtedness obligations and other obligations.

During the second quarter of 2001, business traffic declined significantly due to general economic conditions. Travel by employees of selected Midway customers declined by as much as 75% by quarter-end, resulting in a unit revenue decline of 17%. This decline in business traffic has continued into July and August, and is expected to continue into the future. This resulted in a material deterioration in the Company's earnings and cash flow, which severely strained the Company's liquidity. As of June 30, 2001, the Company was in violation of the financial covenants of its bank credit facility. The Company sought, but did not receive a waiver under those covenants, and lenders declined to make further advances to the Company which were needed by the Company to make required pre-delivery deposits on certain aircraft on order. The Company's aircraft financiers declined to make the advances necessary to permit the Company to take delivery of a Boeing 737-700 aircraft that was scheduled for delivery on August 16, 2001 because of the Company's deteriorating financial condition.

As a result of this aforementioned deterioration in economic conditions and operating results, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on August 13, 2001. The Company sought Chapter 11 protection in order to facilitate an orderly restructuring of the Company. In connection with the Chapter 11 filing, the Company has ceased operating all four of its F100 aircraft and thirteen of its twenty-four CRJ aircraft. The Company will continue operating all twelve of its Boeing 737-700 aircraft and eleven CRJ aircraft during the immediate future, although that may change. In connection with the Chapter 11 filing, the Company terminated approximately 700 of its approximately 2700 employees and plans further reductions in the workforce to approximately 50% of the pre-Chapter 11 filing levels. Service on seven routes has been discontinued, with frequency reductions in 18 other routes. Additional cancellation of two routes will occur by the end of August 2001.

The events which caused the Company to seek protection under Chapter 11 of the United States Bankruptcy Code also caused the Company to reclassify all long-term debt obligations in the aggregate amount of $130.3 million into current maturities of long-term debt and capital lease obligations on the Balance Sheet as of June 30, 2001.

As a result of the Company's recurring losses, working capital deficiency, the Chapter 11 filing and circumstances relating to this event, including the Company's debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must obtain additional funds to enable it to meet its obligations. The Company and its advisors are currently evaluating strategic alternatives to improve the Company's liquidity and capital resources. There can be no assurance that the Company will be able to improve its liquidity and capital resources. We continue to operate our business and manage its operations as debtor-in-possession. No debtor-in-possession financing has been secured, however the Company is in negotiations with potential lenders. To date, management has been unable to secure any commitments for such financing or any financing whatsoever. No assurances can be given that the Company will be successful in these efforts.

The unaudited interim consolidated financial statements included herein have been prepared by Midway Airlines Corporation and Subsidiary (together, "Midway" or the "Company") in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. The results of operations for any interim period presented are not necessarily indicative of the results to be expected for any other period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include investments with an original maturity of three months or less or which may be redeemed without penalty at any time. These investments are stated at cost, which approximates market value. As of June 30, 2001 and December 31, 2000, approximately $23.6 million and $18.4 million, respectively, of cash and cash equivalents were restricted as to withdrawal; these funds serve as collateral to support letters of credit, collateral for the difference between the coupon rate on the Enhanced Equipment Trust Certificates (the "EETCs") issued in September 2000 and the interest rate being earned on the funds prior to the delivery of each aircraft financed with the proceeds of the EETCs, and a credit card holdback, and are classified as restricted cash in the consolidated balance sheets.

Capitalized Interest

Interest on aircraft purchase deposits was capitalized at an amount approximating the Company's incremental borrowing rate for similar type assets. All unreimbursed capitalized amounts are amortized over the term of the respective service life of the related equipment. Capitalized interest totaled $1.8 million and $2.4 million for the three months ended June 30, 2001 and 2000, respectively.

3.   Loss (Income) Per Share of Common Stock

     The following table sets forth the computation of basic and diluted loss per share:

                                                                  Three months ended             Six months ended
                                                                       June 30,                      June 30,
                                                                       --------                      --------
                                                                2001 (1)       2000 (1)       2001 (2)        2000 (2)
                                                                --------       --------       --------        --------
          Numerator:
             Net (loss) income (3)                            $(6,975,000)   $ 1,500,000    $(15,325,000)   $(6,060,000)

          Denominator:
             Denominator for basic (loss) income per
              share - weighted average shares                  15,174,755      8,613,592      15,174,755      8,611,007
              Effect of dilutive securities:
                  Employee stock options                                -        217,918               -              -
                  Warrants                                              -        390,918               -              -
                  Dilutive potential common shares                      -        608,532               -              -
                                                              -----------    -----------     -----------     ----------
          Denominator for diluted (loss) income per
             share - adjusted weighted average shares and      15,174,755      9,222,024      15,174,755      8,611,007
                                                              ===========    ===========    ============    ===========
             Assumed conversions

          Basic (loss) earnings per share                          ($0.46)   $      0.17          ($1.01)        ($0.70)
          Diluted (loss) earnings per share                        ($0.46)   $      0.16          ($1.01)        ($0.70)

(1) Options and warrants to purchase 1,501,875 shares of common stock were outstanding during the three months ended June 30, 2001 but were not included in the computation of loss per share because the Company was in a net loss position, and, therefore, their effect would have been anti-dilutive. Options to purchase 221,945 shares of common stock at $15.50 per share were outstanding during the three months ended June 30, 2000, but were not included in the computation of diluted earnings per share for the three months ended June 30, 2000 because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

(2) Options and warrants to purchase 1,504,638 and 1,523,715 shares of common stock were outstanding during the six months ended June 30, 2001 and 2000, respectively, but were not included in the computation of loss per share because the Company was in a net loss position, and, therefore, their effect would have been anti-dilutive.
(3)  Numerator for basic and diluted loss per share.


4.   Debt

The Company has an agreement for a $10 million revolving credit facility. The revolving credit lender is an entity owned by the Company's two principal stockholders, James H. Goodnight and John P. Sall. The credit facility carries a variable interest rate based on LIBOR plus 3% payable monthly, and a commitment fee of 0.5% on the average daily unused balance payable quarterly. As of June 30, 2001, there was an outstanding balance of $10 million due under the credit facility. As of August 20, 2001, the outstanding balance under this credit facility is $0. The outstanding balance of all loans made under this credit facility is due and payable on March 30, 2002.

On August 11, 2000 the Company closed a financing with a syndicate of banks which agreed to provide the Company with up to $37.5 million, in the aggregate, to either reimburse the Company for cash pre-delivery deposits previously made pursuant to its purchase agreement with The Boeing Company or to make pre-delivery deposits that become due under such agreement. As of June 30, 2001, $32.8 million has been drawn under the pre-delivery deposit financing and is included in current maturities of long-term debt and capital lease obligations on the consolidated balance sheet. The related deposits are reflected in equipment and aircraft purchase deposits on the consolidated balance sheet at June 30, 2001. As of August 20, 2001, the amounts drawn under this agreement total $34.9 million. In addition, another lender has provided pre-delivery deposit financing of up to $37.9 million in conjunction with the bank consortium. As of June 30, 2001, $30.5 million has been borrowed under this agreement and is included in current maturities of long-term debt abd capital lease obligations and equipment and aircraft purchase deposits on the consolidated balance sheet. As of August 20, 2001, $30.5 million is outstanding under this agreement. Under both agreements, interest is based on LIBOR plus a margin and is payable monthly. The interest paid is capitalized in flight equipment on the consolidated balance sheet as of June 30, 2001. When each aircraft was delivered, the permanent financing of such aircraft repaid the lenders and the Company for all pre-delivery deposits previously paid by or on behalf of the Company. The Company's bank lenders have declined to make further advances on behalf of the Company. The Company's aircraft financiers have declined to make the advances necessary to permit the Company to take delivery of a Boeing 737-700 aircraft that was scheduled for delivery on August 16, 2001.

The events which caused the Company to seek protection under Chapter 11 of the United States Bankruptcy Code also caused the Company to reclassify all long-term debt obligations in the aggregate amount of $130.3 million into current maturities of long-term debt and capital lease obligations on the Balance Sheet as of June 30, 2001.

5.   Commitments and Contingencies

Aircraft Commitments:

As of June 30, 2001, the Company has firm orders for two additional newly manufactured CRJs, both of which are scheduled to be delivered in 2001 and firm orders to purchase eight additional 737s with deliveries scheduled to end in 2002. The Company has also agreed to lease three additional 737s. The Company has options to acquire ten additional 737s. To support its operations, the Company has acquired two spare Rolls Royce Tay 650-15 engines for the F100 fleet, and two General Electric CF34-3B1 spare engines to support the CRJ fleet. The Company intends to acquire up to four CFM 56-7B spare engines to support the operation of the 737 fleet.

As of June 30, 2001, the Company leased four Fokker F100s. In December 1999, the Company settled a pending lawsuit with the lessor of four Fokker F100 aircraft previously operated by the Company. As a result of this settlement, the Company recorded a pre-tax charge of approximately $700,000 during the fourth quarter of 1999 and obtained an option to terminate leases on four other F100s. In February 2000, the Company exercised this option to terminate the leases on these four F100s prior to their scheduled lease expirations in 2003 and 2004, resulting in a revised scheduled return date of these aircraft in the first half of 2001. The Company was required to pay the lessor $2.125 million upon the termination of each of these four leases, of which $4.25 million was paid in the first quarter of 2001 with the return of two aircraft, $2.125 million was paid in the second quarter of 2001 with the return of one of the two the remaining aircraft, and the remaining $2.125 million was paid in July 2001 with the final aircraft return. In addition, the Company was required to perform certain maintenance tasks on these aircraft prior to their return. During the three months ended March 31, 2000, the Company recorded $9.2 million in equipment retirement charges related to the exercise of this option. As of June 30, 2001, the Company has recorded liabilities of $2.4 million related to the lease termination penalties and related expenses.

Pursuant to a March 1995 purchase agreement, the Company is obligated to purchase four Airbus A320 aircraft with deliveries in 2005 and 2006. The purchase of the A320s no longer fits with its current strategy. The Company is considering several alternatives with respect to the A320s, including restructuring its agreements with Airbus or transferring its positions. Amounts that the Company may owe to the manufacturers in connection with such restructurings or transfers have not yet been negotiated or determined and will, in any event, depend upon market conditions. During the second quarter, the Company cancelled the engine order portion of this contract without cost to the Company.

Other Contingencies:

The Company's pilots, fleet service (ramp) agents, and flight attendants are represented by labor unions. The pilots' representative, the Air Line Pilots Association ("ALPA"), was elected in December 1997; the ramp employees' representative, International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), was elected in June 1998; and the flight attendants' representative, the Association of Flight Attendants, AFL-CIO ("AFA") was elected in December 1998. Prior to those dates, none of the Company's employees were represented by a union. The Company's pilots ratified a collective bargaining agreement with the Company which became effective on April 1, 2000. The fleet service employees ratified a collective bargaining agreement with the Company that became effective on January 16, 2001. Negotiations with the AFA have not yet concluded and the union and the Company have jointly filed with the National Mediation Board for bargaining assistance. In June 2001 the Company was notified that the NMB had received an application filed on behalf of the International Association of Machinists and Aerospace Workers, AFL-CIO to use the services of the Board for purposes of holding a representation election among the Company's mechanics and related employees. The ballots will be counted on August 24, 2001.


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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

OVERVIEW

During the second quarter, business traffic declined significantly due to general economic conditions. Travel by employees of selected Midway customers declined by as much as 75% by quarter-end, resulting in a unit revenue decline of 17%. This decline in business traffic has continued into July and August, and is expected to continue into the future. This resulted in a material deterioration in the Company's earnings and cash flow, which severely strained the Company's liquidity. As of June 30, 2001, the Company was in violation of the financial covenants of its bank credit facility. The Company sought, but did not receive a waiver under those covenants, and lenders declined to make further advances to the Company which were needed by the Company to make required pre-delivery deposits on certain aircraft on order. The Company's aircraft financiers declined to make the advances necessary to permit the Company to take delivery of a Boeing 737-700 aircraft that was scheduled for delivery on August 16, 2001 because of the Company's deteriorating financial condition.

As a result of the aforementioned deterioration in economic conditions and operating results, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on August 13, 2001. The Company sought Chapter 11 protection in order to facilitate an orderly restructuring of the Company. In connection with the Chapter 11 filing, the Company has ceased operating all four of its F100 aircraft and thirteen of its twenty-four CRJ aircraft. The Company will continue operating all twelve of its Boeing 737-700 aircraft and eleven CRJ aircraft during the immediate future, although that may change. In connection with the Chapter 11 filing, the Company terminated approximately 700 of its approximately 2700 employees and plans further reductions in the workforce to approximately 50% of the pre-filing levels. Service on seven routes has been discontinued, with frequency reductions in 18 other routes. Additional cancellations of two routes will occur by the end of August 2001.

RESULTS OF OPERATIONS

For the three months ended June 30, 2001, the Company's net loss was $7.0 million. Revenue for the three months ended June 30, 2001 was up 17% over the three months ended June 30, 2000 to $86.7 million. For the three months ended June 30, 2001, the Company continued to incur significant growth-related costs, primarily in the area of employee hiring and training, especially as it related to pilots and the expansion of the fleet. Fuel expense increased $3.7 million, or 33%, in the three months ended June 30, 2001, mainly due to the 31% increase in gallons of fuel consumed due to increased number of flights.

                Selected Operating Data

                                                                            For the Three Months Ended June 30,

                                                                                                  Favorable (Unfavorable)
                                                                                                  -----------------------
                                                                        2001         2000         Variance     Variance %
                                                                        ----         ----         --------     ----------
     Available Seat Miles ("ASMs") (thousands)                        779,650       517,880         261,770        50.5%
     Revenue Passenger Miles ("RPMs") (thousands)                     531,625       371,778         159,847        43.0%
     Load Factor                                                         68.2%         71.8%      (3.6) pts        (5.0%)
     Breakeven Passenger Load Factor (1)                                 73.8%         69.4%      (4.4) pts        (6.3%)
     Departures                                                        18,040        16,392           1,648        10.1%
     Block Hours                                                       30,665        24,844           5,821        23.4%
     Passenger Revenue per ASM (cents)                                  10.66         13.83           (3.17)      (22.9%)
     Passenger Yield (cents)                                            15.63         19.26           (3.63)      (18.8%)
     Average Fare                                                         $90           $94             ($4)       (4.3%)
     Operating Cost per ASM (cents) (1)                                 11.92         13.73            1.81        13.2%
     Total Cost per ASM (cents) (1)                                     11.99         13.81            1.82        13.2%
     Onboard Passengers                                               920,119       760,660         159,459        21.0%
     Average Seats per departure                                           73            66               7        10.6%
     Average Stage Length (miles)                                         530           451              79        17.5%
     Aircraft (average during period)                                    38.7          31.9             6.8        21.3%
     Aircraft Utilization (hours per day)                                 8.7           8.6             0.1         1.2%
     Fuel Price per Gallon (cents) (2)                                     81            80               1        (1.3%)

     (1)  Excludes equipment retirement charges
     (2)  Excludes taxes and into-plane fees

Capacity. In the three months ended June 30, 2001, the Company produced 780 million ASMs, an increase of 262 million or 51% from the three months ended June 30, 2000. The increase in ASM production was attributable to 10% more departures (to 18,040), an 18% increase in average stage length (to 530 miles) and an 11% increase in average seats per departure (to 73). These changes resulted from the change in the Company's fleet (see below) and changes in schedules and routes.


                                                As of June 30,
                  Aircraft                    2001         2000
                  --------                    ----         ----
             F100 (98 seats)                     4            8
             CRJ (50 seats)                     24           22
             Boeing (120 or 128 seats)          11            2
                                              ----         ----
                                                39           32


Operating Revenues. The Company's operating revenues increased 17% to $86.7 million for the three months ended June 30, 2001 from $73.9 million for the three months ended June 30, 2000. The increase is attributable to a 21% increase in the number of passengers boarded to 920 thousand from 761 thousand offset by a $4 decrease in the average fare. Passenger revenue per ASM decreased 23% to
10.66 cents per ASM due a 51% increase in capacity but only a 21% increase in passengers, resulting in a 3.6 percentage point decrease in load factor to 68.2% and a 19% decrease in passenger yield (revenue per RPM) to 15.63 cents. Cargo revenue increased 15% to $680 thousand for the three months ended June 30, 2001 from $592 thousand for the three months ended June 30, 2000. The increase is due to a 29% increase in mail pounds carried partially offset by a 32% decrease in mail freight pounds carried during the three months ended June 30, 2001. Other revenue increased 66% to $2.9 million for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000, due to increases in administrative fee revenue and charter revenue.

Operating Expenses. The Company's operating expenses increased 31% to $93.0 million for the three months ended June 30, 2001 from $71.1 million for the three months ended June 30, 2000. Total expenses increased primarily due to increases in number of flights, employees, wages, fuel, aircraft rentals and passenger related costs. Excluding the equipment retirement charges in 2001, total operating expense per ASM decreased 13% to 11.92 cents from 13.73 cents. This was due to the introduction of new, cost-efficient Boeing 737-700s, the increase in average stage length and cost reduction efforts.

                                                                    Three Months Ended June 30,
                                                             2001                                2000
                                                             ----                                ----
                                                  Percent of       Cost per           Percent of         Cost per
                                                 Total Expenses   ASM (Cents)       Total Expenses     ASM (Cents)
                                                 --------------   -----------       --------------     -----------
Operating expenses:
     Wages, salaries and related costs               20.6%           2.47                19.1%             2.64
     Aircraft fuel                                   15.7            1.89                15.5              2.14
     Aircraft and engine rentals                     18.5            2.22                16.4              2.27
     Passenger related costs                         10.0            1.20                 9.6              1.33
     Reservation and sales                            9.8            1.18                10.3              1.43
     Commissions                                      4.3            0.52                 5.3              0.72
     Maintenance, materials and repairs               5.2            0.63                 6.0              0.83
     Other rentals and landing fees                   4.5            0.53                 4.7              0.65
     Depreciation and amortization                    3.5            0.42                 3.3              0.46
     Other                                            7.2            0.86                 9.2              1.26
                                                     ----           -----                ----             -----

Subtotal operating expenses before
        equipment retirement charges                 99.3           11.92                99.4             13.73

        Equipment retirement charges                  0.1            0.02                 0.0               0.0
                                                     ----           -----                ----             -----

Total operating expenses                             99.4           11.94                99.4             13.73

Other expenses                                        0.6            0.07                 0.6              0.08
                                                     ----           -----                ----             -----

Total expenses                                        100%          12.01                 100%            13.81
                                                     ====           =====                ====             =====


Wages, salaries and related costs increased $5.6 million or 41% to $19.2 million for the three months ended June 30, 2001 from $13.7 million for the three months ended June 30, 2000. The increase is attributable to average headcount increases in the flight crew of 44% and in the non-flight personnel of 36% to support the increased fleet and operations, combined with 46% and 35% increases in paid regular hours for the two workgroups, increases in the average rate paid per hour, and the payroll taxes and benefits associated with the increased wages. In the quarter ended June 30, 2001, the Company paid a 401k match for the pilots pursuant to the collective bargaining agreement which was ratified effective April 1, 2001. Wages, salaries and related costs per ASM decreased 6% to 2.47 cents. The decrease in unit costs reflects the items noted above as well as the changes noted in "Capacity".

Aircraft fuel expense increased 33% to $14.7 million for the three months ended June 30, 2001 from $11.1 million for the three months ended June 30, 2000. The increase was due to an 1.3% increase in the average liquid fuel price per gallon to 81 cents from 80 cents, and a 32% increase in gallons of fuel consumed due to the 10% increase in number of flights and the 23% increase in block hours. Aircraft fuel expense per ASM decreased 12% to 1.89 cents driven by more fuel efficient aircraft and the 18% increase in stage length.

Aircraft and engine rental expense increased 48% because of the 29% increase in average leased aircraft during the three months ended June 30, 2001, including a 417% increase in the average number of 737 aircraft from 2 to 10, and a 14% increase in the average number of leased CRJ aircraft from 17 to 19, partially offset by the return of two F100 aircraft to the lessor in the three months ended June 30, 2001. Aircraft and engine rental expense per ASM decreased 2% because of the 459% increase in ASMs flown by the 737s, which have a lower cost per ASM than either of the other two aircraft types.

Passenger related costs increased 36% to $9.4 million for the three months ended June 30, 2001 from $6.9 million for the three months ended June 30, 2000. The increase in expense is attributable to the 21% increase in passengers, as well as an increase in departures and the addition of new destinations in the last 12 months. Passenger related costs per ASM decreased 10% to 1.20 cents from 1.33 cents due to the efficiencies created by the additional capacity and passengers.

Reservations and sales expense increased 25% to $9.2 million for the three months ended June 30, 2001 from $7.4 million for the three months ended June 30, 2000. The increase in expense is attributable to a 20% increase in CRS (computer reservation service) fees from the 21% increase in passengers boarded, a 104% increase in reward miles expense due to the implementation of the Continental Airlines' OnePass (R) frequent flyer program and the Northwest Airlines' WorldPerks (R) frequent flyer program effective May 1,2001, and a 16% increase in credit card discount fees from the 16% increase in passenger revenue. Reservations and sales expense per ASM decreased 18% to 1.18 cents from 1.43 cents.

Commission expense increased 7% to $4.0 million for the three months ended June 30, 2001 from $3.8 million for the three months ended June 30, 2000. This was due to a 20% increase in agency-generated revenues partially offset by reduction in average commission paid. Commission expense per ASM decreased 28% to 0.52 cents from 0.72 cents, primarily driven by the reduction in commission rate paid and partially offset by an increase in travel agency revenues as a percentage of passenger revenue to 75% from 73%.

Maintenance, materials and repairs expense increased 14% to $4.9 million for the three months ended June 30, 2001 from $4.3 million in the three months ended June 30, 2000. The expense increase is largely attributable to the 23% increase in block hours and the number of aircraft resulting in increases in purchased maintenance expense, maintenance reserves expense, and heavy maintenance costs; there was also an increase in aircraft damage expense. Maintenance, materials and repairs expense per ASM decreased 24% to 0.63 cents from 0.83 cents.

Other rentals and landing fees expense increased 23% to $4.2 million for the three months ended June 30, 2001 from $3.4 million for the three months ended June 30, 2000 due to the increased number of landings and added gates and destinations, partially offset by savings in slot rentals as a result of the passage of the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century ("AIR-21"), which allowed the Company to obtain fifteen slots at LaGuardia Airport and two slots at Ronald Reagan Washington National Airport without cost. Prior to AIR-21, the Company paid $112 thousand per month for its slots at Laguardia Airport and $30 thousand per month for two of its slots at Ronald Reagan Washington National Airport. Other rentals and landing fees expense per ASM decreased 19% to 0.53 cents from 0.65 cents.

Depreciation and amortization expense increased 36% to $3.3 million for the three months ended June 30, 2001 from $2.4 million for the three months ended June 30, 2000. Depreciation and amortization expense per ASM decreased 9% to
0.42 cents from 0.46 cents in the three months ended June 30, 2000. Significant acquisitions for the three months ended June 30, 2001 included parts for the 737-700 fleet, F100 fleet, and CRJ fleet, leasehold improvements for the fleet, and computer equipment.

Other operating expense increased 2% to $6.7 million for the three months ended June 30, 2001 from $6.6 million for the three months ended June 30, 2000. Other operating expenses consist primarily of pilot training expenses, other flight crew related expenses, general and administrative expenses and insurance. The increase in expense is attributable to the 44% increase in flight crew personnel, a 10% increase in departures and the 21% increase in passengers. Other operating expense per ASM decreased 32% to 0.86 cents from 1.26 cents.

Interest income decreased 10% to $0.4 million for three months ending June 30, 2001 due to lower average cash balances. Interest expense remained stable. Net interest expense per ASM for the three months ending June 30, 2001 was 0.07 cents compared to net interest expense per ASM of 0.08 cents in the comparable prior period.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

For the six months ended June 30, 2001 the Company's net loss was $15.3 million. Revenue for the six months ended June 30, 2001 was up 23% over the six months ended June 30, 2000 to $164.8 million. Fuel expense increased $8.0 million, or 38%, in the six months ended June 30, 2001, mainly due to the 32% increase in gallons of fuel consumed due to increased number of flights. For the six months ended June 30, 2001, the Company continued to incur significant growth-related costs, primarily in the area of employee hiring and training, especially as it related to pilots and the expansion of the fleet. The Company exercised its option to terminate early four Fokker leases which resulted in a pre-tax charge of $9.2 million for the six months ended June 30, 2000.

Unusual Items

Six months ended June 30, 2000

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

                Selected Operating Data
                                                                             For the Six Months Ended June 30,

                                                                                                   Favorable (Unfavorable)
                                                                                                   -----------------------
                                                                       2001             2000         Variance    Variance %
                                                                       ----             ----         --------    ----------
     Available Seat Miles ("ASMs") (thousands)                      1,485,602          982,007          503,595     51.3%
     Revenue Passenger Miles ("RPMs") (thousands)                     978,833          682,869          295,964     43.3%
     Load Factor                                                         65.9%            69.5%       (3.6) pts     (5.2%)
     Breakeven Passenger Load Factor (1)                                 72.2%            69.9%       (2.3) pts     (3.3%)
     Departures                                                        34,994           30,883            4,111     13.3%
     Block Hours                                                       59,177           47,036           12,141     25.8%
     Passenger Revenue per ASM (cents)                                  10.63            13.21            (2.58)   (19.5%)
     Passenger Yield (cents)                                            16.13            18.99            (2.86)   (15.1%)
     Average Fare                                                         $92              $94              ($2)    (2.1%)
     Operating Cost per ASM (cents) (1)                                 12.05            13.61             1.56     11.5%
     Total Cost per ASM (cents) (1)                                     12.11            13.74             1.63     11.9%
     Onboard Passengers                                             1,716,153        1,382,578          333,575     24.1%
     Average Seats per departure                                           73               66                7     10.6%
     Average Stage Length (miles)                                         524              454               70     15.4%
     Aircraft (average during period)                                    38.3             30.4              7.9     26.0%
     Aircraft Utilization (hours per day)                                 8.5              8.5              0.0      0.0%
     Fuel Price per Gallon (cents) (2)                                     84               80               (4)    (5.0)%

     (1)  Excludes equipment retirement charges
     (2)  Excludes taxes and into-plane fees


Capacity. In the six months ended June 30, 2001, the Company produced 1,486 million ASMs, an increase of 504 million or 51% from the six months ended June 30, 2000. The increase in ASM production was attributable to 13% more departures (to 34,994), a 15% increase in average stage length (to 524 miles) and an 11% increase in average seats per departure (to 73). These changes resulted from the change in the Company's fleet (see below) and changes in schedules and routes.

                                                          As of June 30,
                          Aircraft                       2001        2000
                          --------                       ----        ----
                       F100 (98 seats)                     4           8
                       CRJ (50 seats)                     24          22
                       Boeing (128 seats)                 11           2
                                                          --          --
                                                          39          32


Operating Revenues. The Company's operating revenues increased 23% to $164.8 million for the six months ended June 30, 2001 from $134.3 million for the six months ended June 30, 2000. The increase is attributable to a 24% increase in the number of passengers boarded to 1.7 million from 1.4 million partially offset by a 2% decrease in average fare to $92. Passenger revenue per ASM decreased 20% to 10.63 cents per ASM due a 51% increase in capacity but only a 24% increase in passengers, resulting in a 3.6 percentage point decrease in load factor to 65.9% and a 15% decrease in passenger yield (revenue per RPM) to 16.13 cents. Cargo revenue increased 5% to $1.3 million for the six months ended June 30, 2001 from $1.2 million for the six months ended June 30, 2000. The increase is due to an 18% increase in mail pounds carried during the six months ended June 30, 2001. Other revenue increased 66% to $5.6 million for the six months ended June 30, 2001 from $3.4 million for the six months ended June 30, 2000, mainly due to increases in administrative fee revenue and charters.

Operating Expenses. The Company's operating expenses increased 25% to $179.1 million for the six months ended June 30, 2001 from $142.8 million for the six months ended June 30, 2000. Total expenses increased primarily due to increases in number of flights, employees, wages, fuel, aircraft rentals and passenger related costs. Excluding the one-time equipment retirement charges, total operating expense per ASM decreased 12% to 12.11 cents from 13.74 cents. This was due to the introduction of new, cost -efficient Boeing 737-700s, the increase in average stage length and cost reduction efforts.

                                                                     Six Months Ended June 30,
                                                             2001                                2000
                                                             ----                                ----
                                                  Percent of       Cost per           Percent of         Cost per
                                                 Total Expenses   ASM (Cents)       Total Expenses     ASM (Cents)
                                                 --------------   -----------       --------------     -----------
Operating expenses:
     Wages, salaries and related costs               20.5%           2.49               17.5%              2.57
     Aircraft fuel                                   16.1            1.96               14.6               2.15
     Aircraft and engine rentals                     18.9            2.29               15.7               2.30
     Passenger related costs                         10.2            1.23                9.4               1.38
     Reservation and sales                            8.7            1.06                9.7               1.43
     Commissions                                      4.4            0.53                5.2               0.77
     Maintenance, materials and repairs               5.4            0.66                5.3               0.77
     Other rentals and landing fees                   4.4            0.53                4.7               0.69
     Depreciation and amortization                    3.7            0.45                3.3               0.48
     Other                                            7.0            0.85                7.3               1.07
                                                     ----           -----               ----              -----

Subtotal operating expenses before
        equipment retirement charges                 99.3           12.05               92.7              13.61

        Equipment retirement charges                  0.1            0.01                6.4                .93
                                                     ----           -----               ----              -----

Total operating expenses                             99.4           12.06               99.1              14.54

Other expenses                                        0.6            0.06                0.9               0.13
                                                     ----           -----               ----              -----

Total expenses                                        100%          12.12                100%             14.67
                                                     ====           =====               ====              =====

Wages, salaries and related costs increased $11.8 million or 47% to $37.0 million for the six months ended June 30, 2001 from $25.2 million for the six months ended June 30, 2000. The increase is attributable to average headcount increases in the flight crew of 44% and in the non-flight personnel of 36% to support the increased fleet and operations, combined with 49% and 37% increases in paid regular hours for the two workgroups, increases in the average rate paid per hour, and the payroll taxes and benefits associated with the increased wages. In the six months ended June 30, 2001, the Company paid a 401k match for the pilots pursuant to the collective bargaining agreement which was ratified effective April 1, 2001. Wages, salaries and related costs per ASM decreased 3% to 2.49 cents. The decrease in unit costs reflects the items noted above as well as the changes noted in "Capacity".

Aircraft fuel expense increased 38% to $29.1 million for the six months ended June 30, 2001 from $21.1 million for the six months ended June 30, 2000. The increase was due to a 5% increase in the average liquid fuel price per gallon to 84 cents from 80 cents and a 32% increase in gallons of fuel consumed due to the increased number of flights. Aircraft fuel expense per ASM decreased 9% to 1.96 cents driven by more fuel efficient aircraft and the 15% increase in stage length.

Aircraft and engine rental expense increased 51% to $34.1 million for the six months ended June 30, 2001 from $22.5 million for the six months ended June 30, 2000. The increase in expense is attributable to the 34% increase in average leased aircraft during the three months ended June 30, 2001, including a 375% increase in the average number of 737 aircraft from 2 to 10, and a 21% increase in the average number of leased CRJ aircraft from 16 to 19, partially offset by the return of four F100 aircraft to the lessor in the six months ended June 30, 2001. Aircraft and engine rentals expense per ASM decreased 0.4%. Aircraft and engine rental expense per ASM decreased 2% because of the 509% increase in ASMs flown by the 737s, which have a lower cost per ASM than either of the other two aircraft types.

Passenger related costs increased 35% to $18.3 million for the six months ended June 30, 2001 from $13.4 million for the six months ended June 30, 2000. The increase in expense is attributable to the 24% increase in passengers, as well as an increase in departures and the addition of new destinations in the last 12 months. Passenger related costs per ASM decreased 11% to 1.23 cents from 1.38 cents due to the efficiencies created by the additional capacity and passengers.

Reservations and sales expense increased 12% to $15.7 million for the six months ended June 30, 2001 from $14.0 million for the six months ended June 30, 2000. The increase in expense is attributable to 20% increase in CRS (computer reservation service) fees from the 24% increase in passengers boarded, a 32% increase in reward miles expense due to the implementation of the Continental Airlines' OnePass (R) frequent flyer program and the Northwest Airlines' WorldPerks (R) frequent flyer program effective May, 1 2001 and a 21% increase in credit card discount fees from the 22% increase in passenger revenue. Reservations and sales expense per ASM decreased 26% to 1.06 cents from 1.43 cents.

Commission expense increased 5% to $8.0 million for the six months ended June 30, 2001 from $7.6 million for the six months ended June 30, 2000. This was due to a 29% increase in agency-generated revenues, partially offset by reduction in average commission paid. Commission expense per ASM decreased 31% to 0.53 cents from 0.77 cents, driven by the reduction in commission rate paid and partially offset by an increase in travel agency revenues as a percent of passenger revenue to 76%.

Maintenance, materials and repairs expense increased 28% to $9.8 million for the six months ended June 30, 2001 from $7.6 million in the six months ended June 30, 2000. The expense increase is largely attributable to the 26% increase in block hours and the number of aircraft resulting in increases in purchased maintenance expense, maintenance reserves expense, and heavy maintenance costs. Maintenance, materials and -repairs expense per ASM decreased 14% to 0.66 cents from 0.77 cents.

Other rentals and landing fees expense increased 16% to $7.9 million for the six months ended June 30, 2001 from $6.8 million for the six months ended June 30, 2000 due to the increased number of landings and added gates and destinations, partially offset by savings in slot rentals as a result of the passage of the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century ("AIR-21"), which allowed the Company to obtain fifteen slots at LaGuardia Airport and two slots at Ronald Reagan Washington National Airport without cost. Prior to AIR-21, the Company paid $112 thousand per month for its slots at Laguardia Airport and $30 thousand per month for two of its slots at Ronald Reagan Washington National Airport. Other rentals and landing fees expense per ASM decreased 23% to 0.53 cents from 0.69 cents.

Depreciation and amortization expense increased 40% to $6.6 million for the six months ended June 30, 2001 from $4.7 million for the six months ended June 30, 2000. Depreciation and amortization expense per ASM decreased 6% to 0.45 cents from 0.48 cents in the six months ended June 30, 2000. Significant acquisitions for the six months ended June 30, 2001 included parts for the 737-700 fleet, F100 fleet, and CRJ fleet, leasehold improvements for the fleet, and computer equipment.

Other operating expense increased 20% to $12.6 million for the six months ended June 30, 2001 from $10.5 million for the six months ended June 30, 2000. Other operating expenses consist primarily of reservations, ground handling, advertising, general and administrative expense, training and insurance. The increase in expense is attributable to the 13% increase in departures and to the 24% increase in passengers. Other operating expense per ASM decreased 21% to .85 cents from 1.07 cents in 2000.

Interest income increased 45% to $1.2 million for six months ending June 30, 2001 due to higher average cash balances. Interest expense remained stable. Net interest expense per ASM for the six months ended June 30, 2001 was 0.06 cents compared to net interest expense per ASM of 0.13 cents for the six months ended June 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's working capital decreased during the six months ended June 30, 2001 compared to the six months ended June 30, 2000. As of June 30, 2001, the Company had cash, restricted cash, and short-term investments of $45.5 million and a working capital deficit of $153.8 million compared to cash, restricted cash, and short-term investments of $39.8 million and a working capital deficit of $22.2 million as of June 30, 2000. Restricted cash consists of funds which serve as collateral to support letters of credit and a credit card holdback, and collateral for the difference between the coupon rate on the Enhanced Equipment Trust Certificates (the "EETCs") issued in September 2000 and the interest rate being earned on the funds prior to the delivery of each aircraft financed with the proceeds of the EETCs. During the six months ended June 30, 2001, cash, restricted cash, and short-term investments decreased $17.4 million, reflecting net cash used in operating activities of $18.5 million (excluding changes in restricted cash), net cash used in investing activities of $0.6 million and net cash provided by financing activities of $6.8 million. During the six months ended June 30, 2001, net cash used in operating activities was primarily due to the $15.3 million loss and increases in aircraft lease deposits and other liabilities, partially offset by depreciation and amortization and increased advance ticket sales; net cash used in investing activities was due to purchases of equipment and property, partially offset by the net returns of aircraft purchase deposits; and net cash provided by financing activities was due to proceeds from the line of credit, partially offset by repayment of long-term debt.

During the second quarter, business traffic declined significantly due to general economic conditions. Travel by employees of selected Midway customers declined by as much as 75% by quarter-end, resulting in a unit revenue decline of 17%. This decline in business traffic has continued into July and August, and is expected to continue into the future. This has resulted in a material deterioration in the Company's earnings and cash flow, which severely strained the Company's liquidity. As of June 30, 2001, the Company was in violation of the financial covenants of its bank credit facility. The Company sought, but did not receive a waiver under those covenants, and lenders declined to make further advances to the Company which were needed by the Company to make required predelivery deposits on certain aircraft on order. The Company's aircraft financiers declined to make the advances necessary to permit the Company to take delivery of a Boeing 737-700 aircraft that was scheduled for delivery on August 16, 2001 because of the Company's deteriorating financial condition.

As a result of this aforementioned deterioration in economic conditions and operating results, the company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on August 13, 2001. The Company sought Chapter 11 protection in order to facilitate an orderly restructuring of the Company. In connection with the Chapter 11 filing, the Company has ceased operating all four of its F100 aircraft and thirteen of its twenty-four CRJ aircraft. The Company will continue operating all twelve of its Boeing 737-700 aircraft and eleven CRJ aircraft during the immediate future, although that may change. In connection with the Chapter 11 filing, the Company terminated approximately 700 of its approximately 2700 employees and plans further reductions in the workforce to approximately 50% of the pre-filing levels. Service on seven routes has been discontinued, with frequency reductions in 18 other routes. Additional cancellations of two routes will occur by the end of August.

The events which caused the Company to seek protection under Chapter 11 of the United States Bankruptcy Code also caused the Company to reclassify all long-term debt obligations in the aggregate amount of $130.3 million into current maturities of long-term debt and capital lease obligations on the Balance Sheet as of June 30, 2001.

We continue to operate our business and manage its operations as debtor-in-possession. No debtor-in-possession financing has been secured, however the Company is in negotiations with potential lenders. To date, management has been unable to secure any commitments for such financing or any financing whatsoever. No assurances can be given that the Company will be successful in these efforts.

CAPITAL EXPENDITURES

The Company's capital expenditures in the six months ended June 30, 2001 and 2000 were $5.6 million and $10.0 million, respectively. Of these expenditures in the years ended June 30, 2001 and 2000, respectively, $0 and $2.1 million were financed through borrowings.

As of August 20, 2001, the Company has in place firm orders to purchase two additional newly manufactured CRJs, both of which are scheduled to be delivered by December 2001 and eight additional newly manufactured 737s, all of which are scheduled to be delivered by October 2002. As of August 20, 2001, the Company's total aircraft purchase obligations amount to approximately $323 million, $143 million of which is scheduled for payment in 2001 and the remainder in 2002. In addition, prior to March 2002, the Company must purchase three CRJs which are currently being operated by the Company under interim leases with an affiliate of the manufacturer of these aircraft. Prior to delivery of each 737 on firm order, the Company must make pre-delivery deposit payments totaling 30% of the estimated purchase price of each such 737. Pre-delivery deposit payments that must be made on 737 aircraft after August 20, 2001 total approximately $15.1 million in 2001 and approximately $6.5 million in 2002. The Company made all required pre-delivery deposit payments to Bombardier, Inc. in respect of the two CRJs remaining on firm order. The Company has already acquired two General Electric CF 34-3B1 spare engines, and intends to acquire up to three additional GE CF 34 spare engines to support the operation of its CRJ aircraft. The Company intends to purchase up to four CFM 56-7B spare engines to support the operation of its 737 aircraft. The Company anticipates 2001 capital expenditures for items such as office equipment, aircraft rotable parts and facility improvements to approximate $10.0 million, of which approximately $5.6 million has been expended and a balance of approximately $0.6 million is contractually obligated to be spent.

CAPITAL RESOURCES

The aircraft and spare engine capital expenditures described above exceed the Company's internal capital resources and accordingly, the Company has been and will be required to obtain capital from external sources. In furtherance thereof, in July 2000 the Company raised approximately $34 million before expenses as a result of its issuance of 6,561,163 new shares of common stock pursuant to a rights offering. Approximately $5.0 million of the proceeds of the offering were used to repay amounts outstanding under a $30 million revolving credit facility provided by an entity owned by the Company's two principal stockholders, James H. Goodnight, Ph.D. and John P. Sall. As a result of the completion of the rights offering and in accordance with the terms of a revolving credit facility, the commitment under this facility was reduced to $10 million. The balance owed at June 30, 2001 was $10 million, all of which had been repaid as of August 20, 2001. In August 2000 the Company closed a financing (the "Deposit Financing") with a syndicate of lenders which have agreed to provide the Company with up to $75.4 million, in the aggregate, to either reimburse the Company for cash pre-delivery deposits previously made with respect to eleven of the 737 aircraft on firm order or to make pre-delivery deposits that become due. Subject to satisfaction of certain conditions, amounts may be drawn under the Deposit Financing through June 2002 as pre-delivery deposit payments become due with respect to such aircraft. All amounts drawn under the Deposit Financing must be repaid not later than December 31, 2002. The interest rate payable on amounts borrowed under the Deposit Financing is a variable rate based upon LIBOR plus a margin. A commitment fee is also payable on certain amounts not drawn under the Deposit

Financing. The Company's obligations under the Deposit Financing are secured by its rights with respect to eleven aircraft under its aircraft purchase agreement with The Boeing Company. As the aircraft that are the subject of the Deposit Financing are purchased and permanent leveraged lease financings are completed for 100% of the purchase price, the Company obtains a reimbursement of the portion of the pre-delivery deposits it had made from internal sources with respect to such aircraft or the lenders receive payment of the outstanding borrowings, which, in turn, makes additional amounts available for borrowing under the Deposit Financing. Thus, assuming the completion of leveraged lease financings for which the Company has already obtained commitments as described below, amounts available for future borrowing under the Deposit Facility will allow the Company to meet its pre-delivery deposit payment obligations to The Boeing Company. Amounts outstanding under the Deposit Financing at June 30, 2001 were $63.3 million and amounts outstanding under the Deposit Financing as of August 20, 2001 were $65.4 million. (See Liquidity for subsequent events.)

Until the recent deterioration of the Company's financial condition, the Company expected to use leveraged lease financing to acquire fourteen of the fifteen 737s on firm order. The debt portion of a leveraged lease financing for the 737s on firm order represents approximately 80% of the Company's purchase price of the aircraft plus certain costs associated with the financings. The equity portion of a leveraged lease financing represents the remainder of the Company's purchase price of the aircraft plus such other associated costs. Through this leveraged lease financing structure the Company expected to obtain financing for 100% of its costs to purchase the 737 aircraft on firm order. (See liquidity for subsequent events.)

The Company had obtained commitments from third parties to provide financing for the equity portion of the leveraged lease for 14 of these aircraft and to provide financing for the debt portion of a leveraged lease on all 15 of these aircraft. The Company had been seeking a commitment for the equity portion of a leveraged lease financing or purchase on the one uncommitted aircraft, the third parties which had agreed to provide the equity financing for delivery of the aircraft that was scheduled to be delivered on August 16, 2001 have declined to provide the financing because of the Company's deteriorating financial condition, and there can be no assurance that they will provide financing for any other aircraft. Specifically, in September 2000, trusts that the Company formed completed a private offering of $197,572,000 of debt certificates to be used as the debt portion of leveraged lease transactions for the first eight 737s on firm order. The trusts used the proceeds of the sale of these debt certificates to purchase promissory notes from an entity formed by a third party providing the equity portion of the financing. This new entity uses the debt and equity proceeds to purchase an aircraft which it then leases to the Company. This new entity uses the rental payments to pay principal and interest on the promissory notes purchased by the trusts, which uses these funds to then pay principal and interest on the debt certificates. These debt certificates are not direct obligations of, or guaranteed by, Midway and therefore are not included in its financial statements. As of August 20, 2001, the Company completed leveraged lease financings for the first seven of its 737s on firm order. The Company had obtained a commitment from an investor to provide the equity portion of a leveraged lease transaction for one additional 737, anthough this investor has now declined to provide the equity portion because of the Company's deteriorating financial condition. With respect to the remaining seven 737s on firm order, the Company has obtained a commitment from the manufacturer to finance the debt portion of a leveraged lease or the debt portion of a secured financing with respect to all of these aircraft and to finance the equity portion of same with respect to six of these aircraft, although there can be no assurance the manufacturer will honor these commitments in light of the Company's deteriorating financial condition. With respect to the one 737 aircraft on firm order for which the Company has not yet obtained a commitment to finance all of the Company's cost to purchase such aircraft, the Company intends to seek a commitment from a third party to finance the equity portion of a leveraged lease or secured financing for such aircraft. If the Company does not obtain such a commitment, the Company's cost to provide the equity portion of such a financing from internal sources would approximate $6.5 million. The ability of the Company to rely on any of these financing commitments is seriously in doubt given the Chapter 11 filing.

With respect to the two newly manufactured CRJs which are scheduled for delivery in September and December 2001, the Company has made all of the required pre-delivery deposit payments in respect thereof using cash from internal sources and the Company hopes to arrange a combination of third party debt and/or leveraged lease financing for these aircraft, but have not yet obtained commitments in respect thereof. With respect to the three CRJs on interim lease which the Company must purchase prior to March 2002, the Company hopes to arrange a combination of third party debt and/or leveraged lease financing for the acquisition of these aircraft, but have not yet obtained commitments in respect thereof. The Company presently anticipates advising Bombardier that the Company will be unable to take delivery of the September and December airplanes.

OTHER FINANCING

The Company has significant lease obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from less than one year to approximately eighteen years. The Company's total rent expense for the six months ended June 30, 2001 and 2000 under all non-cancelable aircraft operating leases was approximately $34.1 million and $22.5 million, respectively. The Company was also obligated to pay $2,125,000 upon the termination of each of four F100 aircraft leases, of which $4,250,000 was paid in the first quarter of 2001 in connection with the return of two of these F100s, $1,125,000 of which was paid in the second quarter of 2001 with the return of an additional F100, and the remaining $2,125,000 was paid in July 2001 in connection with the return of the remaining F100.

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

Some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements include the following:

On August 13, 2001, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.

Customers may become concerned about our ability to continue as a going concern during our Chapter 11 process and may decide not to purchase future travel on our airline.

Since we have filed for Chapter 11 some vendors have not been willing to ship to us on credit, and several are now requesting payment in advance prior to shipping us products or services.

Deteriorating economic conditions in the United States and particularly the technology sector has reduced demand for air transportation in all sectors of the market and especially in the business sector of the market.

Increasing competitive pressure from low fare carriers who will likely continue expanding services at RDU and along the East Coast and from major carriers who will gain even greater resources and assets through mergers and other transactions.

The Company's ability to generate sufficient cash flows and/or obtain sufficient financing to support capital expansion plans and general operating activities.

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

PART II.       Other Information

Item 1.        Legal Proceedings

On August 13, 2001, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Court for the Eastern District of North Carolina.

Item 5.        Other Information

The Company had been a partner in the AAdvantage (R) frequent flyer program operated by American Airlines, Inc. from March 1995 until its contract with American to participate in the AAdvantage (R) frequent flyer program terminated on April 30, 2001. Midway believes that its participation in the AAdvantage (R) program has in the past given the Company access to a flexible and extremely powerful marketing tool. As of May 1, 2001, Midway became a participant in Continental Airlines' OnePass (R) frequent flyer program and in Northwest Airlines' WorldPerks (R) frequent flyer program. The Company's participation in the OnePass (R) and WorldPerks (R) programs is of an indefinite term and will allow passengers on any flight now or hereafter operated in or out of RDU by Midway or its commuter code share partners to earn mileage accrual in either the OnePass (R) or WorldPerks (R) program, which can then be redeemed for travel on flights operated by Midway, Continental Airlines, Northwest Airlines, or any of the other airline partners participating in the OnePass (R) or the WorldPerks
(R) programs.

Item 6.        Exhibits and Reports on Form 8-K

               a.)      Exhibits

               b.)      Reports on Form 8-K
                        August 13, 2001: Report of Other Events; Voluntary petition under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") and announced plan of restructuring.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Midway Airlines Corporation
                           Registrant

August 22, 2001            By /s/ STEVEN WESTBERG
                           Steven Westberg
                           Executive Vice President and General Manager

                                MIDWAY AIRLINES
                               INDEX OF EXHIBITS
                               -----------------


10.1 Participation Agreement [N362ML] dated as of October 19, 2000 among MIDWAY AIRLINES CORPORATION, FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as owner trustee under the Trust Agreement, SILVERMINE RIVER FINANCE ONE, INC., ALLFIRST BANK, as indenture trustee under the Indenture, ALLFIRST BANK, as pass-through trustee of three separate Pass-Through Trusts, and ALLFIRST BANK, as subordination agent. Midway Airlines Corporation is a party to five additional Participation Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.2 Trust Agreement [N362ML], dated as of October 19, 2000 between SILVERMINE RIVER FINANCE ONE, INC., and FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, in its individual capacity only as expressly stated therein and otherwise solely as trustee thereunder. Midway Airlines Corporation is a party to five additional Trust Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.3 Trust Indenture and Security Agreement [N362ML] dated as of October 19, 2000, between FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, not in its individual capacity, except as otherwise specifically set forth therein under the Trust Agreement, and ALLFIRST BANK. Midway Airlines Corporation is a party to five additional Trust Indenture and Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.

10.4 Indenture Supplement No. 1 [N362ML] dated October 19, 2000, of First Union Trust Company, National Association, as owner trustee under the Trust Agreement [N362ML] dated as of October 19, 2000, between First Union Trust Company, National Association, and the Owner Participant named therein. Midway Airlines Corporation is a party to five additional Indenture Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.

10.5 Lease Agreement [N362ML], dated as of October 19, 2000, between FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION, as Owner Trustee, the Lessor (as defined therein), and MIDWAY AIRLINES CORPORATION. Midway Airlines Corporation is a party to five additional Lease Agreements which are substantially identical in all material respects except as indicated on the exhibit.

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

10.7 Purchase Agreement Assignment [N362ML], dated as of October 19, 2000, between MIDWAY AIRLINES CORPORATION and FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION as Owner Trustee. Midway Airlines Corporation is a party to five additional Purchase Agreement Assignments which are substantially identical in all material respects except as indicated on the exhibit.

10.8 Engine Warranty Assignment [N362ML] is made this 19th day of October, 2000 between MIDWAY AIRLINES CORPORATION and FIRST UNION TRUST COMPANY, NATIONAL ASSOCIATION as Owner Trustee. Midway Airlines Corporation is a party to five additional Engine Warranty Assignments which are substantially identical in all material respects except as indicated on the exhibit.